Form 10-K405
period 1998-10-03
GROVE HOLDINGS LLC
filed 1998-12-31
CIK 1064527

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 3, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from ________ to ________
                                      ________

                        Commission File Number 333-57609
                                      ________

                               GROVE HOLDINGS LLC
             (Exact name of registrant as specified in its charter)
                                    Delaware
         (State or other jurisdiction of incorporation or organization)
                                      ________

                                   52-2089467
                                (I.R.S. Employer
                             Identification Number)
                                      ________

                            1565 Buchanan Trail East
                         Shady Grove, Pennsylvania 17256
                                 (717) 597-8121
                   (Address, including zip code, and telephone
                         number, including area code, of
                    registrant's principal executive offices)
                                      ________

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No  X
                                             ---    ---

         (Registrant has not been subject to such filing requirements for the past 90 days.)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

         Documents incorporated by reference: None.

                               GROVE HOLDINGS LLC
                       Index to Annual Report on Form 10-K
                    For the Fiscal Year Ended October 3, 1998



                                                                                           Page
                                                                                           ----
                                     PART I

Item 1.  Business..............................................................................1
Item 2.  Properties............................................................................9
Item 3.  Legal Proceedings....................................................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................................10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................10
Item 6.  Selected Financial Data..............................................................10
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................................12
Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk..........................................................................22
Item 8.  Financial Statements and Supplementary Data..........................................23
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...........................................................................23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................................24
Item 11. Executive Compensation...............................................................26
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................28
Item 13. Certain Relationships and Related Transactions.......................................29

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................30


         The following report is qualified in its entirety by, and should be read in conjunction with, the more detailed information and combined and consolidated financial statements of the Grove Companies, the predecessor to Grove Holdings LLC ("Holdings"), and the consolidated financial statements of Holdings including the notes thereto (the "Financial Statements"), included elsewhere in this report. Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries and includes the Acquired Business (as defined). The Company's fiscal year ends on the Saturday closest to the last day of September. References to fiscal 1994, fiscal 1995, fiscal 1996, fiscal 1997 and fiscal 1998 refer to the fiscal years ended October 1, 1994, September 30, 1995, September 28, 1996, September 27, 1997 and October 3, 1998, respectively. Reference to the (i) seven months ended April 29, 1998 means the period from September 27, 1997 to April 29, 1998 and (ii) five months ended October 3, 1998 means the period from April 29, 1998 to October 3, 1998. References to historical financial information are to the historical combined and consolidated financial results of the Acquired Business. See "Item 1. Business--Significant Developments."

         No separate financial statements of Grove Holdings Capital, Inc. ("Grove Holdings Capital") are included herein. Holdings believes that providing separate financial statements and other disclosures concerning Grove Holdings Capital would not be material to holders of the Debentures (as defined). As of October 3, 1998, Grove Holdings Capital had no assets, liabilities or operations.

Special Note Regarding Forward Looking Statements

         Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of Holdings, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are discussed throughout this report. Such factors include, among others, the following: (i) substantial leverage and ability to service debt; (ii) changing market trends in the mobile hydraulic crane, aerial work platform and truck-mounted crane industries; (iii) general economic and business conditions including a prolonged or substantial recession; (iv) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (v) the ability of the Company to implement the Operations Improvement Program (as defined); (vi) the ability of Holdings to obtain financing for general corporate purposes; (vii) competition; (viii) availability of key personnel; (ix) industry overcapacity; and (x) changes in, or the failure to comply with, government regulations. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither Holdings nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date on which such statements are made, and Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.  BUSINESS

General

         Holdings' assets consist solely of membership interests of the Company and capital stock of Grove Holdings Capital. Holdings conducts all of its business through the Company.

         The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company's products are used in a wide variety of applications by commercial and residential building contractors, as well as by industrial, municipal and military end-users. The Company's products are marketed to independent equipment rental companies and directly to end-users under three widely recognized brand names--Grove Crane, Grove Manlift and National Crane.

         The Company's products are sold in over 50 countries primarily through an established, global network of approximately 240 independent distributors. The Company's major markets are North America (approximately 70% of fiscal 1998 new equipment sales), Europe (approximately 21% of fiscal 1998 new equipment sales), Africa and the Middle East (approximately 3% of fiscal 1998 new equipment sales), Asia (approximately 2% of fiscal 1998 new equipment sales) and Latin America (approximately 4% of fiscal 1998 new equipment sales). The Company markets its products through three operating divisions:

- Grove Crane (approximately 69% and 66% of fiscal 1997 and fiscal 1998 net sales) designs and manufactures over 40 models of mobile hydraulic cranes. The Company's mobile hydraulic cranes, which are used primarily in industrial, commercial and public works construction, are capable of reaching maximum heights of 372 feet and lifting up to 300 tons.

- Grove Manlift (approximately 23% and 24% of fiscal 1997 and fiscal 1998 net sales) designs and manufactures over 50 models of aerial work platforms. The Company's aerial work platforms, which are used primarily in industrial, commercial and construction applications, are capable of lifting people to maximum working heights ranging from 19 to 131 feet. Aerial work platforms elevate workers and their materials more safely, quickly and easily than alternative methods such as scaffolding and ladders.

- National Crane (approximately 8% and 10% of fiscal 1997 and fiscal 1998 net sales) designs and manufactures over 10 models of telescoping and 14 models of articulating truck-mounted cranes. The Company's telescoping and articulating cranes, which are used primarily in industrial, commercial, public works and construction applications, are capable of reaching maximum heights of 166 feet and lifting up to 36 tons. Telescoping and articulating cranes are mounted on a standard truck chassis or on a pedestal at a fixed location.

         In December 1997, Holdings was formed as a Delaware limited liability company for the purpose of acquiring, through certain of its subsidiaries, the mobile hydraulic crane, aerial work platform and truck-mounted crane businesses of Hanson Funding (G) PLC ("Hanson") and certain of its subsidiaries (the "Acquired Business"). The principal executive offices of Holdings are located at

1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. The telephone number of Holdings' executive offices is (717) 597-8121.

Significant Developments

The Acquisition

         In March 1998, the Company entered into an agreement (together with the related agreements, the "Acquisition Agreement") to acquire (the "Acquisition"), the Acquired Business for aggregate cash consideration of approximately $583.0 million plus certain assumed liabilities, subject to a post-closing net worth adjustment described below.

         On April 29, 1998 (the "Closing Date"), pursuant to the Acquisition Agreement, the Company acquired the Acquired Business. Cash funding requirements to consummate the Acquisition, including the payment of related fees and expenses, were approximately $605.1 million, which were provided by: (i) $210.1 million of borrowings under a $325.0 million credit facility among the Company and certain banks (the "New Credit Facility"); (ii) $225.0 million of estimated gross proceeds to the Company from the offering of its 9 1/2% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"); (iii) the issuance by Holdings of $50.0 million in gross proceeds of its 115/8% Senior Discount Debentures due 2009 (the "Debentures"); and (iv) the issuance of $120.0 million of limited liability company interests of Holdings (the "Holdings Equity Issuance") (collectively, the "Financings"). On the Closing Date, Holdings contributed (the "Equity Contribution") the net proceeds from the Holdings Equity Issuance and the Debenture offering to the Company. The Acquisition, the Financings and the application of the proceeds of the Financings are hereinafter referred to as the "Transactions." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company received approximately $16.8 million and $10.5 million in July 1998 and November 1998, respectively, from Hanson in payment of post closing net worth adjustments.

The Investor Group

         Holdings owns all of the limited liability company interests of the Company. Grove Investors LLC ("Grove Investors"), in turn, owns all of the limited liability company interests of Holdings. Keystone, Inc. and its related parties ("Keystone"), FW Strategic Partners, L.P. ("Strategic Partners"), certain minority investors and certain principals of, and an entity formed by certain employees of, the George Group Inc. ("George Group") and certain other investors, including certain members of senior management (together with Keystone, Strategic Partners, the minority investors and George Group, the "Investor Group") beneficially own in the aggregate all of the outstanding membership interests of Grove Investors. Keystone is the principal investment entity of Robert M. Bass. Strategic Partners is a Delaware limited partnership formed to invest primarily in public and private debt and equity securities. George Group is an acquisition and management consulting firm that applies its strategic and operations management expertise to manufacturing businesses.

Operations Improvement Program

         As a result of the Acquisition, the Company is operated on a stand-alone basis rather than as part of a larger diversified enterprise. The Company's management team expects to capitalize on the experience and expertise of new senior management as it implements a program (the

"Operations Improvement Program") which it believes will enable the Company to reduce its annual costs and achieve significant working capital efficiencies. The key components of the Operations Improvement Program are: (i) implementing a product line rationalization program which will position the Company to reduce both operating costs and working capital requirements without diminishing the advantages derived from its broad product line; (ii) reducing annual costs of goods sold by rationalizing its product line and undertaking certain initiatives to improve the Company's manufacturing process; (iii) reducing annual selling, general and administrative expenses by reducing redundant functions across facilities, utilizing the Company's new management information system and streamlining existing business processes, including redesigning sales and administrative functions and (iv) reducing working capital requirements by reducing inventory levels primarily as a result of improved manufacturing processes, the shifting of production of certain models and components to facilities where they can be more efficiently produced and product rationalization. Estimates of potential cost savings are inherently uncertain and the description of the Operations Improvement Program should be read in conjunction with "Special Note Regarding Forward Looking Statements" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that this program will result in any cost savings. Further, it is expected that a portion of any cost savings will be offset by certain non-recurring costs associated with the implementation of the Operations Improvement Program, plus consulting fees payable to George Group. See "Special Note Regarding Forward Looking Statements" and "Item 13. Certain Relationships and Related Transactions--Agreements with George Group Inc. for Management Consulting Services."

Sunderland, United Kingdom Facility

         In August 1998, the Company announced a plan to cease manufacturing operations by January 1999 at its Sunderland, United Kingdom facility due to recurring operating losses. The Company is continuing to operate its sales, marketing, and customer support operations from Sunderland covering activities in Europe, Africa and the Middle East.

Products

Mobile Hydraulic Cranes (Grove Crane)

         Grove Crane manufactures over 40 models of mobile hydraulic cranes, which are used primarily in the industrial, commercial and public works construction and in maintenance applications to lift material at job sites. There are four main types of mobile hydraulic cranes: (i) Rough-Terrain, (ii) All-Terrain, (iii) Truck-Mounted and (iv) Industrial. In addition, Grove Crane produces three models of specialty cranes for the U.S. Department of Defense.

         Rough-Terrain Cranes are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on highways, and, accordingly, must be transported by truck to a work site. Grove Crane produces 15 models of rough-terrain cranes, believed to be the broadest such line in the world, capable of working heights of up to 208 feet and maximum load capacities of up to 100 tons.

         All-Terrain Cranes are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. Grove Crane produces 11 models of all-terrain cranes capable of working heights of up to 372 feet and maximum load capacities of up to 300 tons.

         Truck-Mounted Cranes are designed to provide simple set-up, long reach high capacity booms and the capability of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. Grove Crane produces eight models of truck-mounted cranes, believed to be the broadest such line in the world, capable of working heights of up to 270 feet and maximum load capacities of up to 150 tons.

         Industrial Cranes are designed primarily for plant maintenance, storage yard and material handling jobs. Grove Crane produces three models of industrial cranes capable of working heights of up to 85 feet and maximum load capacities of up to 18 tons.

Aerial Work Platforms (Grove Manlift)

         Grove Manlift manufactures over 50 models of aerial work platforms which elevate workers and their materials more safely, quickly and easily than alternative methods such as scaffolding and ladders. The work platform is mounted to either a telescoping or articulating boom or to a vertical scissor or mast lift mechanism. The boom lifting mechanism is mounted on a chassis powered by electric motors or gas, diesel or propane engines. The Company manufactures four types of aerial work platforms: (i) Scissor Lift, (ii) Articulating Boom,
(iii) Telescoping Boom and (iv) Vertical Mast.

         Scissor Lifts have a work platform that is mounted on top of a scissor type lifting mechanism. The lifts are designed to set up and move quickly from job to job in construction, industrial and commercial settings. Grove Manlift produces 14 models of scissor lifts capable of working heights of up to 46 feet and maximum load capacities of up to 2,000 pounds.

         Articulating Boom Lifts have a work platform that is mounted on top of a jointed boom. These lifts are used primarily in the industrial and construction settings where articulation allows users to access elevated areas over machines or structural obstacles. Grove Manlift produces 16 models of articulating boom lifts capable of working heights of up to 131 feet with maximum load capacities of up to 600 pounds.

         Telescoping Boom Lifts have a work platform that is mounted on top of a telescoping boom and designed for strength, rigidity and resistance to deflection. These lifts are used primarily outdoors in residential, commercial and industrial construction and maintenance projects. Grove Manlift produces nine models of telescoping boom lifts capable of working heights of up to 116 feet with maximum load capacities of up to 700 pounds.

         Vertical Mast Lifts have work platforms that are either mounted on top of fork-lift type devices or on push-around type devices. These lifts are designed for use by workers for general purpose indoor maintenance. Some models are for vertical lifting applications only, while others also have out-reach capabilities. Grove Manlift produces 15 models of vertical mast lifts capable of working heights of up to 46 feet with maximum load capacities of up to 500 pounds.

Truck-Mounted Cranes (National Crane)

         National Crane manufactures 24 models of truck-mounted cranes used primarily by contractors engaged in industrial, commercial, public works and residential construction, railroad and oil field service industries. They are also used in maintenance applications to lift materials or personnel at the same job site or to move material to another job site or location. The Company manufactures two types of truck-mounted cranes: telescoping and articulating, and also produces four models of pedestal-mounted, fixed location cranes.

         Telescoping Cranes are used primarily for lifting material and personnel on a job site. National Crane produces 10 models of truck-mounted telescoping cranes capable of working heights of up to 166 feet and maximum load capacities of up to 36 tons.

         Articulating Cranes are used primarily to load and unload truck beds at a job site. National Crane produces 14 models of truck-mounted articulating cranes capable of working heights of up to 71 feet and maximum load capacities of up to 28 tons.

         Other Cranes include four models of pedestal-mounted cranes designed for docks, factories, yards, and other areas where fixed, stationary lifting is required. These cranes are capable of working heights of up to 90 feet and maximum load capacities of up to 23 tons.

Marketing and Distribution

General

         The Company benefits from an established base of approximately 240 independent distributors located in 50 countries around the world. Over two thirds of Grove Crane's North American distributors have been with the Company for over 10 years.

Mobile Hydraulic Cranes

         The Company distributes its mobile hydraulic cranes primarily through a global network of independent distributors, except in Germany, France and the United Kingdom, where the Company has its own distributors. In addition, the Company sells directly to certain large corporate customers and the United States Government.

         In fiscal 1998, 74% of the Company's unit sales of mobile hydraulic cranes were derived from units shipped to North American and Latin American distributors and customers. The Company has longstanding relationships with its 45 North American and 24 Latin American distributors. Shipments to Europe comprised approximately 19% of the Company's shipments in fiscal 1998 through three Company stores, located in the U.K., Germany and France, and 42 third-party distributors. In fiscal 1998, shipments to Asia, Africa and the Middle East comprised approximately 2%, 2% and 3% of the Company's unit shipments, respectively.

Aerial Work Platforms

         In fiscal 1998, aerial work platforms sold by North American distributors represented approximately 66% of the Company's unit sales of aerial work platforms. The Company has 65 authorized distributors in 187 locations across North America providing coverage in most major markets. For fiscal 1998, sales to customers in Europe represented approximately 28% of the Company's units shipped of aerial work platforms. The Company's 13 European dealers include independent and Company-owned distributors. Three Company locations in the U.K., Germany and France and a major independent distributor in the Netherlands collectively accounted for more than 70% of aerial work platform net sales in Europe.

         Asian customers purchased approximately 2% of the Company's units shipped in fiscal 1998. Asia is supported by authorized distributors located in Hong Kong, India, Indonesia, Korea, the Philippines, Singapore/Malaysia, Taiwan, Thailand and Vietnam and a Company-owned distribution facility in Penrith, Australia. Latin American customers purchased approximately 3% of the Company's units shipped in fiscal 1998, while African and Middle Eastern customers purchased less than 1% of the Company's units during the same period.

Truck-Mounted Cranes (National Crane)

         The Company's North American truck-mounted crane distribution network consists of 66 distributors that carry multiple product lines, the majority of which maintain rental fleets. In addition, the Company has eight distributors that focus either on limited product lines and/or market niches. Certain of the Company's "niche" distributors primarily sell to railroads and are a particular strength of the Company's customer base.

End-Users and Customers

         Mobile hydraulic cranes are primarily used by contractors engaged in industrial, commercial and public works construction, and for maintenance applications and job site material handling. Aerial work platforms are primarily used by contractors engaged in residential, commercial and industrial construction and in maintenance projects. National Crane's truck-mounted cranes are primarily used by contractors engaged in industrial, commercial, public works and residential construction, railroad and oil field service industries, and in maintenance applications to lift materials or personnel at the same job site or to move material to another job site or location. In addition, U.S. railroad companies and U.S. equipment rental companies use the Company's truck-mounted cranes. Mobile hydraulic cranes and aerial work platforms are also sold to the U.S. Department of Defense and other government agencies.

         For the fiscal years ended September 28, 1996, September 27, 1997 and October 3, 1998, approximately 20%, 19% and 25%, respectively, of the Company's revenues were generated from sales to six major customers, with no one customer accounting for more than 10% of total revenue. Approximately 31% and 13% of the outstanding accounts and notes receivable balance as of September 27, 1997 and October 3, 1998, respectively, were due from these customers.

Dealer Financing Program

         The Company offers certain of its distributors up to 366-day inventory financing. Units sold under this program generate secured notes receivable, which the Company sells, from time to time, to a third-party financial institution. The terms of the notes provide that if the distributor sells the equipment prior to the maturity of the notes, the notes must be repaid immediately along with any interest accrued thereon.

         In June 1998, the Company entered into an agreement with a third-party financial institution to sell up to $50.0 million of notes receivable generated from sales of mobile hydraulic cranes and aerial work platforms on credit terms of up to 366 days on a revolving basis. In December 1998, this agreement was amended to increase the $50.0 million limit to $65.0 million and to include notes receivable generated from the sale of National Crane's truck-mounted cranes. The third-party financial institution purchases the notes receivable at face value on a 90% non-recourse basis. The agreement requires the Company to purchase credit insurance on behalf of the third-party to insure the 90% risk assumed by the third-party financial institution. The Company retains 10% of the credit risk.

Engineering and Design

         The Company's team of engineers focuses on developing innovative, high performance, low maintenance products that create significant brand loyalty among customers. Design engineers work closely with the Company's manufacturing and marketing staff, enabling the Company to quickly identify changing end-user requirements, implement new technologies and effectively introduce product innovations. The Company spent approximately $15.0 million, $15.4 million and $14.1 million in fiscal 1996, fiscal 1997 and fiscal 1998, respectively, on Company-sponsored research and development activities.

Competition

         The markets in which the Company competes are highly competitive. To compete successfully, the Company must remain competitive in areas of quality, value, product line, ease of use, safety, comfort and customer service. The Company faces competition in each of its operating divisions from a number of manufacturers. Competition in each of the Company's markets generally is based on product design, overall product quality, maintenance costs and price. The following table sets forth the Company's primary competitors in each of its major product groups:


Operating Divisions         Products                    Primary Competitors
-------------------         --------                    -------------------
Grove Crane                 Mobile Hydraulic Cranes     Liebherr Werk Nenzing, Link-Belt Construction Equipment
                                                        Co., Mannesman DeMag, Tadano Ltd. and Terex Corporation
                                                        ("Terex")

Grove Manlift               Aerial Work Platforms       JLG Industries, Inc., Genie Industries, Sky Jack Inc., The
                                                        Snorkel Company, Terex and UpRight, a division of W.R.
                                                        Carpenter North America, Inc.

National Crane              Truck-Mounted Cranes        Fassi Gru Idrauliche SpA, Hiab BV, Iowa Mold Tooling Co.
                                                        Inc. (IMT), Manitex, Inc., Palfinger GmbH, Pioneer Truck
                                                        Cranes, manufactured by Pioneer Engineering Corporation,
                                                        Terex and USTC Inc.


Raw Materials

         Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, axles, transmissions, hydraulic components and controls, hydraulic cylinders, electric controls, motors, and a variety of other fabricated or manufactured items either purchased complete or manufactured internally. Substantially all materials are normally available from multiple suppliers but are designed and tested to meet specific requirements. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards regarding quality, delivery and value.

Cyclicality

         The Company markets a large portion of its products in North America and Europe, and historically, sales of products manufactured and sold by the Company have been subject to cyclical variations caused by, among other things, cyclical changes in general economic conditions and, in particular, in conditions in the construction industry. During periods of expansion in construction activity, the Company generally has benefitted from increased demand for its products. Conversely, during recessionary periods, the Company has been adversely affected by reduced demand for such products. Downward cycles may result in reduction of the Company's new unit sales and pricing, which may materially and adversely impact the Company's results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cyclicality."

Backlog

         The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of October 3, 1998 was approximately $163.3 million compared to total backlog as of September 27, 1997 of $229.5 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

Employees

         As of October 3, 1998, the Company had a total of approximately 4,913 employees, of which approximately 3,215 were employed in the United States. Approximately 29% of the Company's employees are represented by labor unions. In the United States, workers at the Company's Waverly, Nebraska facility are organized and are subject to a collective bargaining agreement that expires on April 11, 1999. Certain employees at the Company's Sunderland, United Kingdom, Wilhelmshaven, Germany and Tonneins, France facilities are also organized under the host country's labor laws. The collective bargaining agreements applicable to remaining employees at the Company's Sunderland, United Kingdom facility are subject to renegotiation in early 1999. The collective bargaining agreements covering the Wilhelmshaven, Germany employees will not terminate unless due notice is given by either party pursuant to special provisions within the collective bargaining agreements, but are subject to renegotiation at various times. Throughout all facilities, the Company considers its relations with its employees and union representatives to be good.

Management Information Systems

         In fiscal 1995, the Company launched the Year-2000 Project (as defined). The Year-2000 Project, which is expected to be completed at the end of fiscal 1999, will have a total cost of approximately $38.0 million, of which approximately $33.0 million had been expended as of October 3, 1998. The Company believes that this new system will enable the Company to reduce costs, improve productivity and product development times, and enhance inventory management.

         The Company's new system is expected to provide improved cost data, facilitate inventory and work-in-process tracking and provide improved order processing. In addition, the system is expected to improve organizational performance due to timely and meaningful performance measurements and the availability of timely and accurate management information across all functions and all levels. The new software will cover the Company's product lifecycle, including the functionality needed for new product development, order management and lifetime product service and support, as well as accounting support activities. The system will also address the Company's global requirements such as a multi-lingual and multi-currency system to cover all of its facilities.

         The completion of the Year-2000 Project is expected to render all of the Company's major computer systems Year-2000 compliant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Information Systems and the Impact of Year 2000."

Environmental Matters

         The Company generates hazardous and non-hazardous waste in the normal course of its manufacturing operations. As a result, the Company is subject to a wide range of Federal, state, local and foreign environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and nonhazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws has required, and will continue to require, expenditures by the Company on a continuing basis. The Company does not expect that these expenditures will have a material adverse effect on its financial condition or results of operations.

         In 1990, the Clean Air Act was amended and established a list of 189 toxic air pollutants that must be controlled using maximum achievable control technology ("MACT") as prescribed by the EPA. The Company believes that by 2003 it will be subject to MACT regulations with respect to its surface coating air omissions. At this time, the Company does not expect the cost of compliance with these MACT regulations to have a significant impact on the Company.

Intellectual Property

         The Company's products are sold primarily under the logo "G"-Registered Trademark-, and the trademarks GROVE-Registered Trademark-, G GROVE WORLDWIDE-Registered Trademark-, GROVE MANLIFT-Registered Trademark-, MANLIFT-Registered Trademark-, G MANLIFT-Registered Trademark-, G
MEGATRAK-TM-, MAXX-Registered Trademark-, SUPER-MAXX-Registered Trademark- , TOUCAN-Registered Trademark-, and YARDBOSS-TM-. The Company owns a number of patents and trademarks relating to the products it manufactures that have been obtained over a number of years. These patents and trademarks have been of value in the growth of the Company's business and may continue to be of value in the future.

Item 2.  PROPERTIES

         The Company maintains major manufacturing and engineering facilities in Shady Grove, Pennsylvania and Wilhelmshaven, Germany, as well as plants in Tonneins, France and Waverly, Nebraska. All such manufacturing facilities are ISO 9001 certified. The Company also maintains administrative and service facilities in the United Kingdom, France, Germany, and Australia, and offices in Singapore, the United Arab Emirates, and China.

          The following table outlines the principal facilities owned or leased by the Company:


                                                                           Approximate
Facility Location                         Type of Facility                Square Footage            Owned/ Leased
-----------------                         ----------------                --------------            -------------
Shady Grove, Pennsylvania           Manufacturing/ Headquarters             1,165,600                   owned
Quincy, Pennsylvania                       Manufacturing                       40,100                   owned
Chambersburg, Pennsylvania                 Office/Storage                      81,000                   owned
Waverly, Nebraska                   Manufacturing/ Headquarters               303,800                   owned
Sunderland, U.K.(1)                       Warehouse/Office                    102,200                   leased
Wilhelmshaven, Germany(2)          Manufacturing/ Storage/Office              410,400               owned/ leased
Langenfeld, Germany(3)             Storage/Office/ Field Testing               80,300                   leased
Tonneins, France(4)                Manufacturing/ Storage/Office              101,900               owned/ leased
Osny, France                           Storage/Repair/Office                   43,000                   owned



----------
(1) The lease for the Sunderland facilities expires on December 31, 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

(2) The buildings are owned by the Company and the underlying land is leased from the Federal Republic of Germany and Friedrich Krupp AG Hoesch Krupp ("Krupp"). The lease with the Federal Republic of Germany expires December 31, 2043 and the lease with Krupp expires December 31, 2042.
(3) The lease at Langenfeld, Germany runs year to year, through July 31, 1999. Unless the Company gives notice of intent to vacate the facility by January 31 1999, the lease will automatically extend for an additional year, through July 31, 2000.
(4) Includes two facilities, one of which is leased. The lease expires on November 29, 2004.

         To the extent any such properties are leased, the Company expects to be able to renew such leases or lease comparable facilities on terms commercially acceptable to the Company. Management believes that the Company's facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

         The obligations of the Company under the New Credit Facility are secured by a mortgage on certain of the Company's owned, domestic real properties.

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings which have arisen in the normal course of its operations. The outcome of these legal proceedings, if determined adversely to the Company, is unlikely to have a material adverse effect on Holdings. The Company is also subject to product liability claims for which it believes it has adequate insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 22, 1998, Grove Investors, the sole holder of Holdings' membership interests, adopted at a meeting certain resolutions whereby it approved and ratified: (i) an amendment and restatement of Holdings' Operating Agreement; (ii) the filing of Holdings' Form S-4 Registration Statement; (iii) Holdings' fiscal year; and (iv) the appointment of a statutory auditor.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Holders

         There is no established trading market for the membership interests of Holdings. Grove Investors owns all of the limited liability company interests of Holdings. For certain information concerning the ownership of the limited liability company interests of Grove Investors, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         Market Information

         No dividends have been paid on Holdings' membership interests. Holdings' borrowing arrangements limit the ability of Holdings to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6.  SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of Holdings (i) as of and for each of the fiscal years ended October 1, 1994, September 30, 1995, September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 (the "Predecessor Periods") and as of and for the five months ended October 3, 1998 (the "Successor Period"). As a result of the Acquisition, which was accounted for using the purchase method, results of operations for the Successor Period are not comparable with those for the Predecessor Periods. The selected historical financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes thereto included elsewhere in this report.


                                                            Predecessor                                            Holdings
                               ------------------------------------------------------------------------     --------------------
                                                                                    Seven months ended        Five months ended
                                  1994         1995(1)       1996          1997       April 28, 1998           October 3, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Statement of Operations
  Data:
  Net sales                     $393,526      $503,815     $794,209      $856,812        $476,200                  $393,779
  Gross profit(2)                 87,991       126,589      185,079       203,273          98,863                    58,015
  Operating expenses              80,752        88,216      134,459       135,382          79,041                    61,189
  Operating profit (loss)          7,239        38,373       50,620        67,891          19,822                    (3,174)
  Net income (loss)(3)            (4,942)       16,769       25,448        42,220            (395)                  (26,600)
Balance Sheet Data (at
 period end):
  Cash and cash equivalents    $   7,135     $  18,685    $   8,184     $   5,024                                  $ 34,289
  Total assets                   509,189       652,000      730,158       881,496                                   912,430
  Total debt                          --            --        7,443         7,265                                   482,562
  Total invested capital         399,762       467,306      502,554       628,492                                    95,412
Other Data:
  Depreciation and
  amortization(4)              $  13,258     $  13,765    $  17,313     $  17,985        $ 11,399                  $  8,214
  Capital expenditures(5)          6,042         7,385       19,443        32,491          19,521                     7,230
  Sales backlog at end of
  period                         109,350       208,152      185,237       229,513         268,682                   163,314


----------
(1) The results of the KMK division of Krupp and Delta Systems SA ("Delta") have been included since their dates of acquisition on August 30, 1995 and November 30, 1995, respectively.
(2) Gross profit for the five months ended October 3, 1998 was adversely impacted by the write-off of $27.7 million of purchase accounting adjustments with respect to the amount assigned to inventory in excess of historical cost.
(3) Includes losses by the Company's Sunderland U.K. facility of $14,085 and $5,999 for the seven months ended April 28, 1998 and the five months ended October 3, 1998, respectively. On November 27, 1998, the Company announced a plan to cease manufacturing operations by January 1999 at its Sunderland, United Kingdom facility due to recurring operating losses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."
(4) Depreciation and amortization excludes depreciation on equipment held for rent.
(5) Includes expenditures on the Company's new management information system of approximately $4,300 in fiscal 1996, approximately $14,000 in fiscal 1997, approximately $9,322 for the seven months ended April 28, 1998 and approximately $5,377 for the five months ended October 3, 1998.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the more detailed information and the historical combined and consolidated financial statements included elsewhere in this report.

Overview

         Holdings' assets consist solely of membership interests of the Company and capital stock of Grove Holdings Capital. Holdings conducts all of its business through the Company.

         The Company generates most of its net sales from the manufacture and sale of new mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company also generates a portion of its net sales from after-market sales (parts, service and used equipment) of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through Company-owned distributors in France, Germany and the United Kingdom.

         The following is a summary of net sales for the periods indicated (dollars in millions):


                                                                            Fiscal Year
                                                              --------------------------------------
                                                               1996             1997           1998
                                                              -------          -------       -------
New equipment sold (1)...............................          $632.4           $670.1        $679.5
After-Market.........................................           120.6            125.8         123.2
Other (2)(3).........................................            41.2             60.9          67.3
                                                              -------          -------       -------
Net sales............................................          $794.2           $856.8        $870.0
                                                              -------          -------       -------
                                                              -------          -------       -------


----------
(1)  Excludes specialty cranes and equipment sold to the U.S. government.
(2) Includes specialty cranes and equipment sold to the U.S. government and revenues from unit sales accounted for as operating leases.
(3) Includes revenues resulting from a non-recurring contract for crane refurbishment with the Ministry of Defence of the United Kingdom.


         Consistent with industry practice, particularly in Germany, certain of the Company's mobile hydraulic crane sales (generally less than 5% of units sold annually) are made with residual value guarantees under which the full sales price is collected in cash on normal commercial terms following delivery of the cranes. However, these sales are accounted for in a manner similar to operating leases. Upon collection, the sales price is deferred and accounted for as deferred revenue (current and non-current) while the related inventory is reclassified as "property, plant and equipment/equipment held for rent." Over the term of the residual value guarantee, deferred revenue is recognized as sales and the depreciation of the related equipment held for rent is classified as cost of goods sold, the effect of which is to recognize sales, costs of goods sold and gross profit over the residual value guarantee period, typically five years, as opposed to at the time of delivery of the crane. Losses with respect to residual value guarantees have been insignificant. See Note 3 of Notes to Combined and Consolidated Financial Statements.

         Holdings is a limited liability company organized under the laws of Delaware, as a result of which (i) Holdings is not itself subject to income tax,
(ii) the taxable income of the mobile hydraulic crane, aerial work platform and truck-mounted crane businesses in the United States is allocated to the equity holders of Holdings, and (iii) such equity holders are responsible for income taxes on such taxable income. Holdings intends to make distributions in the form of dividends to its equity holders to enable them to meet their tax obligations with respect to income allocated to them by Holdings.

Results of Operations

         For financial reporting purposes, the Acquisition creates a new basis of accounting and, accordingly, the Company is required to report results prior to the Acquisition separate from results subsequent to the Acquisition. For purposes of the following discussion of the Company's results of operations, the Company has compiled certain financial information for the fiscal year ended October 3, 1998 by combining results of operations for the seven months ended April 28, 1998 (prior to the Acquisition) with those for the five months October 3, 1998 (subsequent to the Acquisition). In connection with the Acquisition, the Company was formed as a limited liability company and its capital structure was changed significantly. Accordingly, comparisons of interest, taxes, and net income for fiscal 1998 relative to fiscal 1997 would not be meaningful and are therefore not presented.

         Set forth below is certain information regarding the Company's results of operations for fiscal 1996, fiscal 1997 and fiscal 1998 (dollars in thousands).


                                                                         Fiscal Year
                                                         -------------------------------------------
                                                              1996          1997             1998
                                                              ----          ----             ----
Net Sales...........................................       $ 794,209     $ 856,812        $ 869,979
Cost of goods sold..................................         609,130       653,539          685,394
Write-off of amount assigned to inventory in excess
  of historical costs resulting from purchase
  accounting adjustments............................              --            --           27,707
                                                           ----------    ----------       ---------

      Gross profit..................................         185,079       203,273          156,878
Selling, engineering, general and administrative
  expenses..........................................         119,619       124,152          131,762
Management fees paid to Hanson......................           5,655         2,176              162
Amortization of goodwill............................           9,185         9,054            8,306
                                                           ----------    ----------       ---------
      Operating profit..............................       $  50,620     $  67,891        $  16,648
                                                           ----------    ----------       ---------
                                                           ----------    ----------       ---------


Fiscal 1998 Compared to Fiscal 1997

         Net Sales. Net sales for the Company increased $13.2 million, or 1.5%, from $856.8 million for fiscal 1997 to $870.0 million for fiscal 1998.

         Net sales of mobile hydraulic cranes declined from fiscal 1997 to fiscal 1998 on higher unit sales. The decline in net sales was caused by a shift in product mix and higher price concessions, primarily on mobile hydraulic cranes produced by the Company's Sunderland, U.K. facility. While net sales to North American and European customers remained stable, net sales to Asia declined. The modest decline in net sales to the Asian market was a result of Asia's recent economic crisis.

         Net sales of aerial work platforms increased modestly from fiscal 1997 to fiscal 1998. Unit sales of aerial work platforms were down; however, net sales increased as a result of improved sales mix.

         Net sales of truck-mounted cranes increased significantly from fiscal 1997 to fiscal 1998. Net sales increased as the result of increased production capacity as well as significantly increased demand for higher priced models.

         After-market sales, including parts and services, decreased slightly from fiscal 1997 to fiscal 1998. This decrease was due primarily to a decrease in used equipment sales partially offset by a slight increase in parts sales.

         Other sales increased 10.5% as a result of higher revenue from unit sales that were accounted for as operating leases, partially offset by lower revenues following the completion of a non-recurring contract for crane refurbishment with the Ministry of Defence of the United Kingdom.

         Gross Profit. Gross profit decreased $46.4 million, or 22.8%, from $203.3 million in fiscal 1997 to $156.9 million in fiscal 1998. Gross profit was adversely impacted by a $27.7 million write-off of amounts assigned to inventory in excess of historical costs in accounting for the Acquisition. The decline in gross profit was also attributable to a $14.8 million decline in gross profit at the Company's Sunderland, U.K. facility caused by higher price concessions and lower sales volume available to absorb fixed overhead. The higher price concessions were primarily required to induce the sale of U.K. manufactured products, including 17 all-terrain cranes that were built to order for a customer that refused delivery in fiscal 1998. The sale of the 17 cranes, which were sold for approximately $8.2 million during the second quarter of fiscal 1998, resulted in a loss of approximately $1.5 million.

         Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses increased $7.6 million, or 6.1%, from $124.2 million in fiscal 1997 to $131.8 million in fiscal 1998. As a percentage of net sales, selling, engineering, general and administrative expenses were 14.5% in fiscal 1997 and 15.1% in fiscal 1998. The expense growth occurred broadly across the Company as the result of the impact of the Acquisition on operations. Included in selling, engineering, general and administrative expenses for fiscal 1998 are approximately $2.7 million of George Group expenses and $3.1 million of ownership transition costs related to the sale of the Company and the hiring of new management. Included in selling, engineering, general and administrative expenses for fiscal 1997 are approximately $2.0 million in restructuring charges related to the U.K. crane manufacturing operation.

Fiscal 1997 Compared to Fiscal 1996

         Net Sales. Net sales increased $62.6 million, or 7.9%, from $794.2 million in fiscal 1996 to $856.8 million in fiscal 1997.

         Net sales of mobile hydraulic cranes were virtually unchanged from fiscal 1996 to fiscal 1997. Unit shipments increased in fiscal 1997 versus fiscal 1996, with substantially all of the increase representing units sold to Latin American customers. Sales of the Company's mobile hydraulic cranes reflected strong demand in North America.

         Net sales of aerial work platforms increased significantly from fiscal 1996 to fiscal 1997. Unit sales increased as a result of continued industry growth led by efficiency considerations as well as government-mandated safety standards for people working in elevated environments.

         Net sales of truck-mounted cranes increased significantly from fiscal 1996 to fiscal 1997. Unit sales increased principally due to increased international marketing efforts. Net sales of truck-mounted cranes also benefited from an improved product sales mix resulting primarily from increased demand for higher priced models.

         After-market sales, including parts and services, increased from fiscal 1996 to fiscal 1997. This increase was due primarily to an increase in parts sales resulting from a larger installed base and relatively high rental fleet utilization.

         Other sales increased significantly as a result of a non-recurring crane refurbishment contract for cranes with the Ministry of Defence of the United Kingdom.

         Gross Profit. Gross profit increased $18.2 million, or 9.8%, from $185.1 million in fiscal 1996 to $203.3 million in fiscal 1997. The increase in gross profit was due primarily to increased sales in the aerial work platform and truck-mounted crane businesses. As a percentage of sales, gross profit improved modestly from 23.3% in fiscal 1996 to 23.7% in fiscal 1997.

         Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses increased $4.6 million, or 3.8%, from $119.6 million in fiscal 1996 to $124.2 million in fiscal 1997. However, as a percentage of net sales, selling, engineering, general and administrative expenses declined from 15.1% in fiscal 1996 to 14.5% in fiscal 1997 as a result of higher sales that absorbed fixed costs. The dollar increase was principally related to higher selling and advertising costs to support the sales growth of the Company's product lines as well as general cost increases.

         Included in selling, engineering, general and administrative expenses are research and development expenses, which increased 2.7% from $15.0 million in fiscal 1996 to $15.4 million in fiscal 1997. In addition, in fiscal 1996 and fiscal 1997, general and administrative expenses included $2.7 million and $1.3 million, respectively, due to process reengineering and systems assessment costs associated with the installation of the Company's management information system. See "--Management Information Systems and the Impact of Year 2000."

         Management Fees. Results of operations for fiscal 1996 and fiscal 1997 included management fees paid to Hanson of $5.7 million and $2.2 million, respectively. Management believes the Company's results of operations in all material respects reflect all operating costs on a stand alone basis. Management estimates that costs to replace services provided by Hanson prior to the Acquisition together with other stand alone costs will be less than $1.0 million for the twelve months following the Acquisition. Such costs, which are generally less than the management fees charged by Hanson on an annual basis, relate to additional treasury, human resource and income tax requirements. Management believes such additional costs will be more than offset by planned costs savings in other general and administrative areas.

         Net Interest Expense/Income. Net interest expense/income included (i) interest income of $0.6 million in fiscal 1996 and $2.1 million in fiscal 1997, which was generated primarily from notes receivable under the Company's special North American dealer financing program and (ii) interest expense of $3.3 million in fiscal 1996 and $2.0 million in fiscal 1997, substantially all of which was paid to Hanson with respect to intercompany borrowings.

         Income Taxes. Income tax expense, virtually all of which was U.S.-based, increased 18.3% from $22.2 million in fiscal 1996 to $26.2 million in fiscal 1997. The overall effective tax rates were 46.6% and 38.3% for fiscal 1996 and fiscal 1997, respectively. The decline in tax rate was caused principally by a reduction in permanent goodwill additions which resulted from the transactions consummated to effect a demerger of certain of Hanson PLC's various businesses. The

Company has established valuation allowances for net operating losses generated by its foreign subsidiaries.

         Net Income. Net income increased $16.8 million, or 65.9%, from $25.4 million in fiscal 1996 to $42.2 million in fiscal 1997. The increase related principally to increased sales and operating profits.

Geographic Comparisons during the three years ended October 3, 1998.

         Net sales to unaffiliated customers by the Company's domestic subsidiaries contributed in excess of 70% of the Company's sales in fiscal 1998 and virtually all of its income from operations. Net sales to unaffiliated customers by the Company's domestic subsidiaries increased by $23.8 million or 3.9% in fiscal 1998 as compared to fiscal 1997. The increase in net sales by the Company's domestic subsidiaries was caused by strong sales of aerial work platforms and truck-mounted cranes. Net sales of mobile hydraulic cranes by the Company's domestic subsidiaries were virtually unchanged in fiscal 1998 as compared to fiscal 1997. Net sales to unaffiliated customers by the Company's foreign subsidiaries decreased by $10.6 million or 4.2% in fiscal 1998 as compared to fiscal 1997. The decrease in net sales by the Company's foreign subsidiaries was primarily the result of Sunderland's completion of the Ministry of Defence contract in February 1998. Recurring operating losses by the Company's manufacturing facility in Sunderland, U.K. of approximately $15.9 million in fiscal 1998 exceeded all of the operating earnings of the Company's German and French subsidiaries during the same period.

         Net sales to unaffiliated customers by the Company's domestic subsidiaries contributed in excess of 70.0% of the Company's sales in fiscal 1997 and virtually all of its net income. Net sales to unaffiliated customers by the Company's domestic subsidiaries increased by $43.6 million or 7.8% in fiscal 1997 as compared to fiscal 1996, which represented approximately 70.0% of the Company's overall sales increase for fiscal 1997. The increase in net sales by the Company's domestic subsidiaries was caused by strong sales of aerial work platforms and truck-mounted cranes. Net sales of mobile hydraulic cranes by the Company's domestic subsidiaries were virtually unchanged in fiscal 1997 as compared to fiscal 1996. Net sales to unaffiliated customers by the Company's foreign subsidiaries increased by $16.7 million or 7.2% in fiscal 1997 as compared to fiscal 1996. The increase in net sales by the Company's foreign subsidiaries was primarily the result of continued growth of aerial work platform sales in Europe. Recurring operating losses by the Company's manufacturing facility in Sunderland, U.K. of approximately $2.5 million in fiscal 1997 offset virtually all of the operating earnings of the Company's German and French subsidiaries during the same period.

         Net sales to unaffiliated customers by the Company's domestic subsidiaries contributed in excess of 70.0% of the Company's sales in fiscal 1996 and all of its net income. The acquisition of Krupp contributed significant sales growth to both domestic and European operations. Operating losses by the Company's manufacturing facility in Sunderland, U.K. of approximately $3.8 million offset all of the operating earnings of the Company's German and French subsidiaries. The acquisitions of Delta and Krupp improved the operating results of the Company's German and French subsidiaries.

Liquidity and Capital Resources

         Holdings conducts all of its business through the Company and its subsidiaries. The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes.

         During the twelve fiscal months ended October 3, 1998, the Company's operating activities generated approximately $150.4 million in operating cash flow ($93.1 million for the seven months ended April 28, 1998 and $57.3 for the five month ended October 3, 1998). This amount resulted primarily from income from operations before non-cash charges of $76.9 million, declines in the investment in accounts receivable and inventory of $34.4 million, proceeds from sales of notes receivable to a third-party financial institution of $24.8 million and increases in other non-current liabilities of approximately $10.0 million. The Company has entered into an agreement with a third-party financial institution to sell up to $65.0 million of notes receivable obtained under the Company's special North American Dealer Finance Program. The third-party financial institution purchases the notes at face value on a 90.0% non-recourse basis. The Company retains 10% of the credit risk. The sale of the notes qualifies as a sale under generally accepted accounting principles and, accordingly, upon sale, the notes receivable are removed from the Company's balance sheet. See Note 4 of Notes to Combined and Consolidated Financial Statements.

         During the fiscal 1998 seven months, the Company used (i) $33.8 million in investing activities, consisting of $19.5 million of capital expenditures (of which $9.3 million was for the new management information system) and $16.4 million of investment in equipment held for rent (due to the operating lease treatment relating to certain sales which are accounted for as operating leases), and (ii) $55.3 million in financing activities, principally consisting of amounts paid to Hanson.

         During the five months ended October 3, 1998, Holdings used approximately $589.4 million of cash flow for investing activities of which $562.7 million was related to the Acquisition, $7.2 million was for capital expenditures (of which $5.4 million was for the new management information system) and $20.8 million was for investment in equipment held for rent. The cash flows used in investing activities were funded by cash flows from operating activities and through the issuance of long-term debt of $500.2 million and an equity contribution from Grove Investors of $120.0 million. Net cash flows from financing activities also included the payment of $35.2 million of long term debt and $14.5 million of deferred financing costs.

         In August 1998, the Company announced a plan to cease manufacturing operations by January 1999 at its Sunderland, United Kingdom facility due to recurring operating losses. Management believes closing the facility will improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management has estimated total closure costs to be approximately $18.5 million, consisting of approximately $11.5 million of employee severance and $7.0 million of plant shut-down costs (asset disposal and plant clean up costs), all of which are expected to be expended in the next twelve months.

         The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. Such cash flows are expected to be generated from intercompany interest expense on loans the Company made to certain of its foreign subsidiaries to consummate the acquisition of Hanson's crane and aerial work platform subsidiaries in the U.K., Germany and France and for working capital requirements. The loans have been established with amounts and interest rates to allow for repatriation without restriction or additional tax burden. However, there is no assurance that the foreign subsidiaries will generate the cash flow required to service the loans or that the laws in the foreign jurisdictions will not change to limit repatriation or increase the tax burden of repatriation.

         In connection with the Acquisition, the Company entered into a seven-year, $125 million Revolving Credit Facility, permitting it, subject to certain borrowing conditions, to obtain revolving credit loans and issue letters of credit for working capital, acquisitions and general corporate purposes. A portion of the Revolving Credit Facility is available for borrowing the Eurocurrency markets of British pounds sterling, German marks and French francs and certain other currencies. As of October 3, 1998 the Company had available borrowings of $124.1 million under the Revolving Credit Facility. For additional information regarding the Revolving Credit Facility, see Note 10 of Notes to the Combined and Consolidated Financial Statements of Holdings. Management believes that the Company's income from operations and available borrowings under the Revolving Credit Facility will be sufficient to meet its debt service obligations, capital expenditure requirements and distributions in the form of dividends to equity holders of Holdings to enable them to meet their tax obligations with respect to income allocated to them by the Company for at least the next twelve months. Subject to certain exceptions, including the right of the Company to make distributions to Holdings to enable Holdings to make distributions to its equity holders with respect to their tax obligations, the New Credit Facility and the Indenture relating to the Senior Subordinated Notes impose significant restrictions on the payment of cash dividends by the Company and its subsidiaries to Holdings.

Grove Holdings Capital

         In connection with the Acquisition, Holdings and its wholly owned subsidiary, Grove Holdings Capital, a Delaware corporation, issued the Debentures. Grove Holdings Capital was organized as a direct wholly owned subsidiary of Holdings for the purpose of acting as a co-issuer of the Debentures and was also a co-registrant of the Registration Statement for the Debentures. This was done so that certain institutional investors to which the Debentures were marketed that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Holdings, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Debentures. Grove Holdings Capital has no assets, no liabilities (other than the Debentures) and no operations. Grove Holdings Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Debentures should not expect Grove Holdings Capital to participate in servicing the interest and principal obligations on the Debentures.

         No separate financial statements of Grove Holdings Capital are included herein. Holdings believes that providing separate financial statements and other disclosures concerning Grove Holdings Capital would not be material to holders of the Debentures. As of October 3, 1998, Grove Holdings Capital had no assets, liabilities or operations.

         The ability of Holdings' subsidiaries to make cash distributions and loans to Holdings is significantly restricted under the terms of the Indenture governing the Senior Subordinated Notes and the New Credit Facility.

Backlog

         The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of October 3, 1998 was approximately $163.3 million compared to total backlog as of September 27, 1997 of $229.5 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

Cyclicality

         Historically, sales of products manufactured and sold by the Company have been subject to cyclical variations based, among other things, on general economic conditions and, in particular, on conditions in the construction industry. During periods of expansion in construction activity, the Company generally has benefited from increased demand for construction equipment. Conversely, during recessionary times, the Company has been adversely affected by reduced demand for such products. Downward cycles result in reductions in the Company's new unit sales and prices, which adversely impact the Company's results of operations. Management believes there are several factors that may mitigate the effects of future cyclical trends in the Company's business. These factors include the continued growth of its aerial work platform business, which has a lower correlation to the results of the construction industry, the global diversification of its sales network and the decrease in the fixed costs elements of the Company's overall business. After-market sales for parts and services accounted for 11.4% of the Company's net sales fiscal 1998. Such sales typically have higher gross margins and are less cyclical than new equipment sales. However, there can be no assurance that a decline in the general condition of the economy will not have a material adverse impact on the Company.

         During fiscal 1996, fiscal 1997 and fiscal 1998 net sales of new units to Asian customers represented 5.6%, 5.1% and 2.0% of the Company's net sales, respectively. The Asian economic crisis has had a limited impact on the Company's results of operations. Although the Company is not dependent on sales to Asian customers, management cannot reasonably predict what impact, if any, the crisis will have on its competitors or on markets outside of Asia where the Company sells its products.

Management Information Systems and the Impact of Year 2000

         Certain computer programs and microprocessors use two digits rather than four to define the applicable year. Computer programs that have date-sensitive software and microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This phenomenon (the "Year-2000 Issue") could cause a disruption of operations, including, among other things, a temporary inability to utilize manufacturing equipment, send invoices or engage in similar normal business activities.

         In fiscal 1995, the Company conducted a Year-2000 assessment of all management information systems used at its crane and aerial work platform facilities in the United States, United Kingdom and Germany. Upon completing this review in October 1995, the Company launched a campaign designed to replace all existing software and hardware that was not Year-2000 compliant (the "Year-2000 Project"). In addition to replacing all business application software and hardware, the Year-2000 Project was designed to provide improved business processes and procedures.

         The Company determined that the Year-2000 Project would not need to be implemented at its National Crane facility in Waverly, Nebraska. National Crane implemented upgrades to all of its existing hardware and software and converted all of its data. Management believes the completion of this project has rendered all of National Crane's major computer systems Year-2000 compliant.

         The Year-2000 Project is expected to be completed in September 1999 and will have a total cost of approximately $38.0 million, of which approximately $33.0 million had been expended as of October 3, 1998. If the Year-2000 Project is delayed, the Company will be required to shorten its planning horizons and replace certain computerized functions, such as inventory and work-in-process tracking, billing and order processing, with manual systems. Any such delay could result in part shortages and slow the delivery of products to the Company's customers. Management believes that all of the Company's major computer systems will be rendered Year-2000 compliant. If such modifications and conversions are not completed in a timely manner, the Year-2000 Issue could have a material impact on the operations of the Company. See "Item 1. Business--Management Information Systems."

         The Company has also polled the manufacturers of its computerized numerical control ("CNC") manufacturing/production equipment. The Company has been informed by such manufacturers that there are no Year-2000 Issues with respect to the Company's CNC equipment at its Shady Grove, Pennsylvania and Waverly, Nebraska facilities. The Company is also conducting an internal review of its CNC equipment to confirm its Year-2000 readiness. Although management believes that the Year-2000 Issue will not have a material adverse impact on its CNC equipment, there can be no assurance that it will not.

         In addition, the Company has initiated communications with suppliers and customers to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year-2000 Issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. However, based on its current assessment, management believes that the Year-2000 Issue will not have a material adverse impact on the Company's future results of operations or financial conditions, although there can be no assurance that such will be the case.

Impact of Conversion by the European Union to a Common Currency

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro, a new European currency, and to adopt the euro as their common legal currency. Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted. The euro will be implemented initially as an additional currency both in domestic and foreign markets for European businesses domiciled in the European monetary zone. In fiscal 1998, approximately 18% of the Company's revenues were derived from operations in member countries of the European monetary union.

         The Company has initiated an assessment of euro-related issues and their impact on information systems, currency exchange rate risk, employment and benefits, taxation, contracts, competition, selling prices and costs, communications, finance and administration. Initially the Company intends to continue to do business in the national currency of the countries adopting the euro. Customers and vendors who wish to do business in the euro will be accommodated by the Company. During fiscal 1999 and 2000 the Company intends to upgrade its information systems in Germany and France to facilitate its ability to transact all business using the euro by January 1, 2002. After this date all transactions involving the Company with respect to countries participating in the euro conversion will be based solely on the euro. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition.

         The Company has outstanding foreign exchange contracts involving the currencies of countries participating in the euro conversion. The Company believes that conversion to the euro may reduce the amount of the Company's exposure to exchange rate risk, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. As a result, the Company's foreign exchange hedging costs could be reduced. Conversely, because there will be less diversity in the Company's exposure to foreign currencies, movements of the euro's value relative to the U.S. dollar could have a more pronounced effect, whether positive or negative.

         The largest European country which is not currently participating in the euro conversion is the United Kingdom, which, in fiscal 1998, accounted for approximately 10% of the Company's consolidated net sales. The Company is considering the potential impact which the United Kingdom's nonparticipation might have on trading activities with countries participating in the euro conversion as well as on internal United Kingdom operations.

         The Company does not expect the euro conversion, including the costs of implementation, to have a material adverse effect upon the Company's results of operations, financial condition or cash flow. However, the Company cannot guarantee that, with respect to the euro conversion, all problems, including long-term competitive implications of the conversion, will be foreseen and corrected, that no material disruption of the Company's business will occur, or that there will be no delays in the dates targeted by the Company for the euro conversion process.

Environmental Matters

         The Company generates hazardous and non-hazardous waste in the normal course of its manufacturing operations. As a result, the Company is subject to a wide range of Federal, state, local and foreign environmental laws, including CERCLA, that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and nonhazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws has required, and will continue to require, expenditures by the Company on a continuing basis. The Company does not expect that these expenditures will have a material adverse effect on its financial condition or results of operations.

         In 1990, the Clean Air Act was amended and established a list of 189 toxic air pollutants that must be controlled using MACT as prescribed by the EPA. The Company believes that by 2003 it will be subject to MACT regulations with respect to its surface coating air omissions. At this time, the Company does not expect the cost of compliance with these MACT regulations to have a significant impact on the Company.

Change in Accounting Standards

         In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting of Comprehensive Income." This Statement requires the reporting of comprehensive income in interim and annual financial statements. Net income together with periodic adjustments with respect to foreign currency translation and minimum pension liabilities will result in comprehensive income. The Company intends to adopt the pronouncement in the first quarter of fiscal 1999.

         In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises disclose information about their products and services, operating segments, the geographic areas in which they operate, and their major customers. Management will adopt the provisions of this Standard in fiscal 1999. At this time, management has not definitively determined the content or nature of the Company's segment reporting.

         In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Management has not yet evaluated this statement's impact on the Company's financial condition or results of operations. Adoption of this statement will be required for fiscal 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         Holdings' principal market risk exposure is changing interest rates, primarily changes in short term interest rates. Holdings does not enter into financial instruments for trading or speculative purposes. Holdings' policy is to manage interest rates through use of a combination of fixed and floating rate debt. Holdings may also use derivative financial instruments to manage exposure to interest rate risk. A summary of Holdings' principal financial instruments which are subject to interest rate risk at October 3, 1998 is as follows (dollars in thousands):


Description                     Amount Outstanding at October 3, 1998          Interest Rate            Fair Value
-----------                     -------------------------------------          -------------            ----------
Revolving Credit Facility....               $    -                              Floating                   $   -
Term Loan Facility...........               $190,000                            Floating                   $190,000
Senior Subordinated Notes....               $225,000                              9.25%                    $198,000
Senior Discount Debentures...               $ 88,000                            11.625%                    $ 38,720


         At the Company's option, loans under the Revolving Credit Facility (as defined in the New Credit Facility) and Term Loan Facility (as defined in the New Credit Facility) bear interest (a) in the case of loans in U.S. dollars, at the highest of (x) 1/2 of 1.0% in excess of the Federal Funds Effective Rate (as defined in the New Credit Facility) (y) 1.0% in excess of a certificate of deposit rate and (z) the bank's prime rate, plus the applicable margin (as defined in the New Credit Facility), or (b) in the case of all loans, the relevant Eurocurrency Rate (as defined in the New Credit Facility), plus the applicable margin. The applicable margin will vary based upon the Company's operating results and will range between 1.25% and 2.25% for borrowings under the Revolving Credit Facility and between 2.0% and 2.5% for borrowings under the Term Loan Facility. As of October 3, 1998, the margins for borrowings under the Revolving Credit Facility and Term Loan Facility were 2.25% and 2.5%, respectively. The average interest rate on borrowings under the Term Loan Facility was 8.33% for the five months ended October 3, 1998.

         The Revolving Credit Facility expires in fiscal 2005. The Term Loan Facility matures in fiscal 2006 and must be repaid in semi-annual installments in April and October of each year in an aggregate amount of (i) $2,000 for the first six years, (ii) $88,000 during the fiscal 2005 and (iii) the balance in fiscal 2006. The Senior Subordinated Notes mature in fiscal 2008. The Senior Discount Debentures mature in fiscal 2009. The Senior Discount Debentures require no cash payments prior to November 2003 except in certain limited circumstances.

         The Company has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement the Company will receive, on a $100.0 million notional amount, three month LIBOR and pay 6.5%, anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps the Company's exposure on $100.0 million of its floating rate debt at 6.5% plus the applicable margin.

         Movement in foreign currency exchange rates creates risk to the Company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which the Company does business are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of the Company's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, the Company is most sensitive to changes in the German mark. In the seven months ended April 28, 1998 and the five months October 3, 1998, approximately 29% and 26%, respectively, of the Company's net sales were transacted in foreign currencies and approximately 15% and 18%, respectively, were transacted in the German mark. During the past three fiscal years, the impact of currency fluctuations has not had significant impact on the Company's results of operations. Had the average exchange rate for the Company's foreign currencies been 10% higher in fiscal 1998 the Company's reported earnings would have been higher by $2.0 million and $1.1 million for the seven months ended April 28, 1998 and the five months October 3, 1998, respectively. Based on Holdings' overall currency rate exposure at October 3, 1998, a 10% change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of Holdings.

         In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent the purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of October 3, 1998, the Company was a party to 11 such contracts with an aggregate value of $6.7 million. These forward contracts generally have average maturities of less than three months. The Company has not taken any actions at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

         The Company does not have any commodity contracts.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Combined and Consolidated Financial Statements of Holdings, along with the Report of Independents Accountants, are included on pages F-1 through F-37 of this Form 10-K.

         Supplementary data called for by this item is not presented, as it is not applicable to Holdings.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Until July 1998, Ernst & Young LLP ("Ernst & Young") was the independent accountant of the Company. In July 1998, Ernst & Young was replaced by KPMG Peat Marwick LLP ("KPMG") as the independent accountant of the Company. Ernst & Young did not resign nor was it dismissed under adverse circumstances. Ernst & Young's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended by the parent of the Company. In addition, during the two most recent fiscal years (and the subsequent interim periods) prior to the Company's change in accountants, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Holdings serve at the discretion of the Management Committee of Holdings (the "Holdings Management Committee"). The Holdings Management Committee is identical in composition to the Company's management committee (the "Company Management Committee" and, together with the Holdings Management Committee, the "Management Committees"). The following table sets forth information concerning executive officers of Holdings and the members of the Management Committees:


Name                                       Age       Position
----                                       ---       --------
Salvatore J. Bonanno................       57        Chairman and Chief Executive Officer, Grove Holdings and
                                                     Member of each Management Committee
Stephen L. Cripe....................       42        Vice President and Chief Financial Officer
Keith R. Simmons....................       48        Vice President and Secretary
J Taylor Crandall...................       43        Member of each Management Committee
Michael L. George...................       59        Member of each Management Committee
Gerald Grinstein....................       66        Member of each Management Committee
Steven B. Gruber....................       40        Member of each Management Committee
Robert B. Henske....................       37        Member of each Management Committee
Gerard E. Holthaus..................       49        Member of each Management Committee
Anthony P. Scotto...................       50        Member of each Management Committee


         Mr. Bonanno serves as Chairman and Chief Executive Officer of Holdings and serves as a member of each Management Committee. From July 1995 to June 1997, he was President of Foamex L.P. and from July 1997 to March 1998, he was President, Chief Operating Officer and a Board Member of Foamex International Inc. ("Foamex"), a $1 billion polyurethane manufacturing company, where he was responsible for directing all manufacturing operations, strategic planning and policy-making activities for Foamex's cushioning foams, automotive foams and technical foams businesses. While at Foamex, Mr. Bonanno led an organizational restructuring which included streamlining three layers of management, restructuring manufacturing operations and reducing costs. From July 1993 to July 1995, Mr. Bonanno served as General Manager of International Manufacturing Operations for Chrysler Corporation where his responsibilities included solely owned operations, joint ventures and licensing agreements outside of North America. Mr. Bonanno joined Chrysler in 1965.

         Mr. Simmons serves as Vice President and Secretary of Holdings, a position in which he has served since April 1998. He has served as the Senior Vice President, General Counsel and Business Development of the Company since May 1995, and is responsible for managing the legal affairs of Grove Worldwide and its operating companies and, in conjunction with the operating companies, for developing and implementing external growth initiatives. From April 1992 to May 1995, he was Senior Vice President and General Counsel for Grove Worldwide.

         Mr. Cripe serves as Vice President and Chief Financial Officer of Holdings, a position in which he has served since October 1998. He has served as Senior Vice President and Chief Financial Officer of the Company, a position in which he has served since August 1998. Mr. Cripe is responsible for accounting and control, treasury functions, budgeting and planning and information systems oversight for Holdings and its operating companies. From April 1996 to August

1998, he was Vice President of the Tenneco Automotive Group, Lake Forest, Illinois. From 1990 to April 1996, he was Controller for the Industrial Fibers Group of Allied Signal.

         Mr. Crandall serves as a member of each Management Committee. Mr. Crandall has been a Managing Partner of Oak Hill Capital Management, Inc. since November 1998, and the Chief Operating Officer of Keystone since October 1998. Between 1986 and October 1998, he served as Chief Financial Officer and Vice President of Keystone. Since 1991, he has served as a President and a director of Acadia MGP, Inc. Mr. Crandall is a director of Bell & Howell Company, Quaker State Corporation, Specialty Foods, Inc., Washington Mutual, Inc., Integrated Orthopedics, Inc., Physician Reliance Network Inc. and Sunterra Corporation. Mr. Crandall also serves on the Board of Advisors of Oak Hill Strategic Partners, L.P. and on the Investment Committees of Insurance Partners, L.P. and Brazos Fund, L.P.

         Mr. George serves as a member of each Management Committee. Since 1984, Mr. George has served as Chief Executive Officer and Chairman of the Board of George Group, an acquisition and management consulting firm based in Dallas, Texas. He is a director of Reliant Building Products, Inc.

         Mr. Grinstein serves as a member of each Management Committee. Since August 1997, Mr. Grinstein has been the non-executive Chairman of Delta Air Lines, Inc. He served as Chairman of Burlington Northern Santa Fe Corp., a railroad transportation company, until his retirement in 1995. He was Chairman and Chief Executive Officer of Burlington Northern Inc. from 1991 to 1995. Before joining Burlington Northern in 1987, he was Chairman of Western Airlines from 1983 to 1987 and a partner in the law firm of Preston, Thorgrimson, Ellis and Holman from 1969 to 1983. In addition to being a director of Delta Airlines, Mr. Grinstein also serves as a director of Browning-Ferris Industries, Inc., PACCAR Inc., Sundstrand Corp., Imperial Holly Corp and The Pittston Company and Vans, Inc.

         Mr. Gruber serves as a member of each Management Committee. Mr. Gruber has been a Managing Partner of Oak Hill Capital Management, Inc. since November 1998, and a Managing Director of Oak Hill Partners, Inc. since March 1992. From May 1990 to March 1992, he was a Managing Director of Rosecliff, Inc. Since February 1994, Mr. Gruber has also been an officer of Insurance Partners Advisors, L.P., an investment adviser to Insurance Partners, L.P. Since October 1992, he has been a Vice President of Keystone. From 1981 to 1990, Mr. Gruber was a Managing Director and co-head of High Yield Securities and held various other positions at Lehman Brothers, Inc. Mr. Gruber serves as a director of Superior National Insurance Group, Inc., MVE Holdings, Inc., Reliant Building Products, Inc. and several private companies related to Keystone, Insurance Partners, L.P. and Oak Hill Partners, Inc.

         Mr. Henske serves as a member of each Management Committee. Since November 1998, Mr. Henske has been a Managing Partner of Oak Hill Capital Management, Inc. Since January 1997, Mr. Henske has served as a principal at Arbor Investors, LLC. From January 1996 to December 1996, he was Executive Vice President, Chief Financial Officer and Board Member of American Savings Bank, F.A., a federally-chartered thrift. From 1986 to January 1996, he was a partner and held various other positions with Bain & Company, Inc., a management consulting firm. Mr. Henske is a director of Reliant Building Products, Inc. and Williams Scotsman, Inc.

         Mr. Holthaus serves as a member of each Management Committee. Since April 1997, Mr. Holthaus has been President and Chief Executive Officer of Williams Scotsman, Inc. From September 1995 to April 1997, he was President and Chief Operating Officer of Williams Scotsman, Inc. and was Executive Vice President and Chief Financial Officer prior thereto. He has served as a director of Williams Scotsman, Inc. since June 1994. Before joining Williams Scotsman, Inc., Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994.

From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst & Young (Baltimore), where he served as a partner from 1982 to 1988. He is a director of the Baltimore Life Insurance Company.

         Mr. Scotto serves as a member of each Management Committee. Mr. Scotto has been a consultant to Oak Hill Capital Management, Inc. since November 1998, and has served as a Managing Director of Oak Hill Partners, Inc. since 1992. Mr. Scotto is a director of Holophane Corporation, Ivex Packaging Corporation and Specialty Foods, Inc.

Management Committee Subcommittees and Fees

         The Holdings Management Committee does not have a compensation committee, audit committee or nominating committee. The members of the Management Committees are not compensated for their services as such.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

         The executive officers of Holdings are not compensated for their services as such.

Description of Management Option Plan

         In April 1998, Grove Investors, the parent company of Holdings, adopted the Option Plan. The purpose of the Option Plan is to promote the interests of Grove Investors and its members by (i) attracting and retaining exceptional officers and other key employees of Grove Investors and its affiliates, specifically the Company, and (ii) enabling such individuals to acquire an equity interest in, and participate in the long-term growth and financial success of Grove Investors.

         Subject to a participant's continued employment with the Company or its affiliates, options granted under the Option Plan will vest over a five year period as follows. For each of the first five fiscal years beginning after the date the options are granted, the options will vest and become cumulatively exercisable with respect to 20% of Grove Investors' membership interests subject to such options on the last day of such fiscal year if the Company and its subsidiaries meet the EBITDA target established for that fiscal year. If the EBITDA actually achieved for a year is less than the EBITDA target for that year, then the vesting schedule for that year will be proportionately reduced. In addition, options will not vest in any year if the actual EBITDA for that year is less than a minimum percentage of the EBITDA target.

         To the extent not previously canceled, any unvested portion of an option will, as of the date of a Change in Control (as defined in the Option
Plan), be deemed vested and exercisable immediately prior to such Change in Control. In addition, as a result of a termination of employment by any participant, Grove Investors has the assignable right but not the obligation to purchase the participant's membership interests in Grove Investors for an amount to be calculated based on the participant's reason for termination of employment.

Employment Arrangements

         Mr. Bonanno entered into an employment contract with the Company in March 1998. Mr. Bonanno's term of employment is two years, beginning on April 29, 1998, subject to two-year automatic renewal periods. Mr. Bonanno is entitled to an annual salary of $500,000, STIP awards and two additional payments of $450,000 on March 31, 1999 and March 31, 2000. See "--Short-Term Incentive Plan." In addition, the Company arranged with a third party to purchase Mr. Bonanno's former residence for approximately $219,000, the difference between the residence's estimated market value and the outstanding mortgage balance, and reimbursed the third party for the $219,000 payment. Upon sale of the residence, any amount received by the third party in excess of the outstanding mortgage balance will be paid to the Company.

         As part of his employment contract, Mr. Bonanno was granted an option under the Option Plan to purchase 2.0% of the outstanding membership interests of Grove Investors, calculated as of the Closing Date. See "--Description of Management Option Plan." The contract also provides that Mr. Bonanno has the option to purchase additional membership interests of Grove Investors.

         In March 1998, Mr. Bonanno entered into a separate employment agreement with the Company covering the period between March 16, 1998 and April 29, 1998, under which he received a ratable payment based on the actual number of days elapsed during such period based on a yearly salary of $500,000.

         Joseph Shull, the former President of Grove Crane, entered into an executive agreement with the Company in June 1998, providing for his employment through September 1998. During the term of his employment, Mr. Shull was entitled to a ratable payment based on his current salary and STIP awards. See "--Short-Term Incentive Plan." In addition, in consideration of his agreeing not to compete with the Company through August 31, 2001, and to waive his change of control agreement, Mr. Shull will receive additional annual payments through August 31, 2001. See "--Termination and Change of Control Agreements." Mr. Shull also entered into a consulting arrangement covering the period between October 1, 1998 and December 31, 2000.

Termination and Change of Control Agreements

         In 1997, each of Messrs. Stift, Heidinger, Kolinski, Shull, Simmons and Urbanek entered into separate change of control agreements with Grove Worldwide. Each executive's agreement provides that if, within two years after a change in control of Grove Worldwide, (a) the executive is terminated by Grove Worldwide without Cause (as defined therein) or due to death, disability or retirement, or (b) the executive terminates his employment for Good Reason, then, in addition to payment for certain unreimbursed expenses, deferred compensation, health coverage premiums (including reimbursement for any income tax liability resulting from such payment) and other employment-related benefits, the executive will also be entitled to a lump-sum payment equal to two times (three times in the case of Stift) the sum of (x) his highest annual base salary in effect within 180 days prior to the change of control and (y) his highest annual bonus paid or payable for either of the last two completed years by the Company or its predecessors. Each executive is also entitled to the above-described severance amount in the event his employment is within 180 days prior to a change in control terminated (a) by the Company without Cause or (b) by him for Good Reason (based on an event that occurred within the 180-day period) or (c) due to his death. Pursuant to Mr. Shull's 1998 executive agreement, he has waived any rights under his change of control agreement. See "--Employment Arrangements." Messrs. Stift, Heidinger and Kolinski were paid approximately $2.8 million, $730,000 and $730,000, respectively, under their change of control agreements upon their departures from the Company.

Short-Term Incentive Plan

         The Company's short-term incentive plan (the "STIP") permits the Company to pay officers and other key employees, including prospective officers and employees, of the Company and its affiliates an annual bonus conditioned on the attainment of certain pre-established financial performance criteria based on EBITDA targets for the Company and/or designated business sub-units.

The STIP is administered by certain persons designated by the Compensation Committee of the Company.

Management of Grove Holdings Capital

         Messrs. Henske, Scotto and Bonanno are the directors of Grove Holdings Capital. They are not compensated in any way for acting in their capacity as such. The board of directors of Grove Holdings Capital does not have a compensation committee, audit committee or nominating committee.

         Mr. Bonanno is the Chief Executive Officer of Grove Holdings Capital. Mr. Simmons is the Vice President and Secretary of Grove Holdings Capital. Mr. Cripe is the Vice President and Chief Financial Officer of Grove Holdings Capital. None of the executive officers of Grove Holdings Capital are compensated for their services as such. See "Item 10. Directors and Executive Officers of the Registrant" for biographical information on the members and executive officers of Grove Holdings Capital.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         All of the issued and outstanding membership interests of the Company are beneficially owned by Holdings, whose principal address is 1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. All shares of the issued and outstanding capital stock of Grove Holdings Capital are beneficially owned by Holdings. All of the issued and outstanding membership interests of Holdings are beneficially owned by Grove Investors, whose principal address is 201 Main Street, Fort Worth, Texas 76102.

         The following table sets forth certain information regarding beneficial ownership of the membership interests of Grove Investors, the managing member of Holdings, by (i) each person or entity who owns five percent or more thereof,
(ii) each member of the Holdings Management Committee individually who holds membership interests, (iii) each executive officer of Holdings who holds membership interests and (iv) all executive officers and members of the Holdings Management Committee as a group:


                                                                                      Percentage of
Name of Beneficial Owner                                                             Grove Investors
------------------------                                                          Membership Interests
                                                                                  --------------------
FW Strategic Partners, L.P.(1) (2)..........................................             43.38%
     201 Main Street, Suite 3200
     Fort Worth, Texas 76102
FW Grove Coinvestors, L.P.(2) (3)...........................................             43.38%
     201 Main Street, Suite 3200
     Fort Worth, Texas 76102
 GGEP-Grove, L.P. (2) (4)...................................................              2.66%
     One Galleria Tower
     13355 Noel Road, Suite 1100
     Dallas, Texas 75240
D. Brown (3)................................................................               ---
J Crandall (1)..............................................................               ---
M. George (2) (4)...........................................................              1.89%
S. Bonanno (5)..............................................................              2.67%
K. Simmons (5)..............................................................                *
S. Cripe (5)................................................................              1.16%
All executive officers and members of the Holdings Management Committee
as a group (10 persons).....................................................              5.92%


----------

*    Indicates less than one percent.
(1) The general partner of FW Strategic Partners, L.P. is FW Strategic Asset Management, L.P., whose general partner is Strategic Genpar, Inc. J Taylor Crandall is the sole stockholder of Strategic Genpar, Inc. Accordingly, Mr. Crandall may be deemed to be the beneficial owner of the membership interests of FW Strategic Partners, L.P. Mr. Crandall disclaims beneficial ownership of these membership interests.
(2) Represents Class B Membership Interests. The Class B Membership Interests and the Class A Membership Interests are substantially identical except that, under the terms of the Grove Investors LLC Operating Agreement, the issuance of additional Class B Membership Interests will not result in dilution to the holders of the Class A Membership Interests.
(3) The general partner of FW Grove Coinvestors, L.P. is FW Group Genpar, Inc. ("Group Genpar"). David G. Brown is the sole stockholder of Group Genpar. Accordingly, Mr. Brown may be deemed to be the beneficial owner of the membership interests of FW Grove Coinvestors, L.P. Mr. Brown disclaims beneficial ownership of these membership interests.
(4) GGEP-Grove, L.P., is an entity formed by certain employees of George Group. Mr. George, the Chief Executive Officer and Chairman of the Board and majority stockholder of George Group, is a member of each Management Committee.
(5)  Represents Class A Membership Interests.

         Certain members of senior management of the Company have purchased approximately 5.8% of the membership interests of Grove Investors. The purchase price of such interests was partially financed through approximately $3.5 million in loans from the Company. Certain members of senior management have also been granted options to purchase membership interests of Grove Investors under the Option Plan. See "Item 11. Executive Compensation--Description of Management Option Plan." Grove Investors membership interests held by such senior management members are subject to calls by Grove Investors upon a termination of employment. See "Item 11. Executive Compensation--Description of Management Option Plan."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Operating Agreements

Grove Worldwide LLC Operating Agreement

         The Company is wholly owned by Holdings, which is also the managing member. As managing member, Holdings has delegated the management of the Company to the Company Management Committee. Subject to restrictions contained in the New Credit Facility and the Indenture relating to the Senior Subordinated Notes, all distributions in respect of membership interests of the Company will be made to Grove Holdings.

Grove Holdings LLC Operating Agreement

         Holdings is wholly owned by Grove Investors, which is also the managing member of Holdings. As managing member, Grove Investors has delegated the management of the Company to the Holdings Management Committee, which is identical in composition to the Company Management Committee. Subject to restrictions contained in the Indenture relating to the Debentures, all distributions in respect of membership interests of Holdings will be made to Grove Investors.

Agreements with George Group Inc. for Management Consulting Services

         George Group provides consulting services to facilitate the Company's development and achievement of its business plan, including services with respect to the Operations Improvement Program, strategic planning, operations and financial matters. For such services, George Group is paid cash fees equivalent to its costs and is reimbursed for its out-of-pocket expenses. George Group has advised the Company that it estimates its engagement will be completed within 42 months and that the total cash fees and expenses would approximate $14.0 million, including approximately $2.7 million it received in fiscal 1998. In addition, if the Company achieves certain defined levels of performance in fiscal 1999, 2000, 2001 and 2002, George Group will be entitled to receive additional ownership interests in Grove Investors for each year the defined levels of performance are achieved. The Company has agreed to indemnify George Group, its owners, employees, and agents from liabilities and claims relating to or arising from the engagement of George Group, other than those resulting from gross negligence or willful misconduct of George Group. Michael
L. George, a member of the Holdings Management Committee, is Chief Executive Officer and Chairman of the Board and majority stockholder of George Group. See "Item 1. Business--Significant Developments."

Agreements with Certain Executive Officers

         The Company has entered into certain agreements with Messrs. Bonanno, Stift, Heidinger, Simmons, Urbanek, Kolinski and Shull and made payments to Messrs. Stift, Heidinger and Kolinski under their change of control agreements. See "Item 11. Executive Compensation--Employment Arrangements" and "--Termination and Change of Control Agreements." In addition, the Company has entered into an executive agreement with Mr. Shull. See "Item 11. Executive Compensation--Employment Arrangements."

Loans to Certain Executive Officers

         The Company has provided approximately $3.5 million in loans to certain executive officers of the Company to finance their investment in the membership interest of Grove Investors. These loans are evidenced by promissory notes which bear interest at a rate per annum equal to the prime rate of Wells Fargo Bank and, except for a $912,000 note made by Mr. Bonanno, are secured by a pledge of the executive's membership interests in Grove Investors. Except as described in the next sentence, all of the notes are due ten years from their date of issuance. The $912,000 note made by Mr. Bonanno is due in June 2005, a $250,000 note made by Mr. Cripe is due in April 1999, and a $50,000 note made by Mr. Mallo is due in October 1999. As of October 31, 1998, Messrs. Bonanno, Bust, Kolinski, Wheeler, Mallo and Cripe were indebted to the Company in the amount of approximately $1.9 million, $375,000, $250,000, $150,000, $150,000 and $687,000, respectively.

Certain Transactions with Hanson Prior to the Closing Date

         Prior to the consummation of the Transactions, the Company and its subsidiaries were affiliates of Hanson. Hanson provided the Company and its subsidiaries with various services, including, without limitation, cash management, tax reporting and risk management services and charged a management fee for such services. See "Item 7. Management's Discussion and Analysis of Financial Condition Operations--Results of Operations." Prior to the consummation of the Transactions, Hanson also purchased small quantities of the Company's products on an arms-length basis.

                                     Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)(1) List of Financial Statements.

         The following Combined and Consolidated Financial Statements of Holdings and the Report of Independent Accountants set forth on pages F-1 through F-37 respectively, are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

         See Index to Combined and Consolidated Financial Statements and Financial Statement Schedules on page F-1.

(a)(2) Financial Statement Schedules.

         The following is a list of all financial statement schedules filed as part of this Report:

         See Index to Combined and Consolidated Financial Statements and Financial Statement Schedules on page F-1.

         Schedules other than those listed in the Index to Combined and Consolidated Financial Statements and Financial Statement Schedules on page F-1 have been omitted because they are not required or are not applicable, or the required information has been included in the Combined and Consolidated Financial Statements or the Notes thereto.

(a)(3) Exhibits.


  Exhibit
    No.                                         Description of Exhibit
------------ -----------------------------------------------------------------------------------------------------------------
3.1          Second Amended and Restated Limited Liability Company Agreement of Grove Holdings LLC ("Grove Holdings").
4.1*         Indenture dated as of April 29, 1998, by and among Grove Holdings, Grove Holdings Capital, Inc. ("Grove Holdings
             Capital") and the United States Trust Company of New York.
4.2*         Form of 11 5/8% Debentures due 2009.
4.3*         Credit Agreement dated April 29, 1998, by and among Grove Worldwide LLC ("Grove"), Grove Capital, Inc. ("Grove
             Capital") and Chase Bank of Texas, National Association, as administrative agent, Donaldson, Lufkin & Jenrette
             Securities Corporation, as documentation agent, and BankBoston, N.A., as syndication agent.
4.4*         Registration Rights Agreement dated as of April 29, 1998, by and among Grove Holdings, Grove Holdings Capital and
             Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10.1*        Stock and Asset Purchase Agreement, dated March 10, 1998 (the "Acquisition Agreement"), by and among Grove and
             Hanson Funding (G) Limited, Deutsche Grove Corporation, Hanson America Holdings (4) Ltd., Grove France SA, Kidde
             Industries, Inc. and Hanson Finance PLC (collectively, the "Sellers").
10.2*        Amendment to the Acquisition Agreement, dated April 29, 1998, by and among the Grove and the Sellers.
10.3*        George Group Consulting Agreement dated as of April 29, 1998 by and between Grove and George Group Inc.
10.4*        Employment Agreement dated as of March 5, 1998 by and between Grove and Salvatore J. Bonanno.
10.5*        Change of Control Agreement dated July 24, 1997 by and between Grove and James A. Kolinski.
10.6*        Change of Control Agreement dated July 24, 1997 by and between Grove and Joseph A. Shull.
10.7         Change of Control Agreement dated July 24, 1997 by and between Grove and Robert Stift.
10.8*        Change of Control Agreement dated July 24, 1997 by and between Grove and Keith R. Simmons.
10.9*        Change of Control Agreement dated July 24, 1997 by and between Grove and Theodore J. Urbanek.
10.10*       Change of Control Agreement dated July 24, 1997 by and between Grove and G. Fred Heidinger.
10.11*       Grove Investors LLC Management Option Plan.
10.12*       Grove Worldwide LLC Short-Term Incentive Plan.
10.13*       Guarantee and Collateral Agreement by Grove Holdings LLC, Grove, Grove Capital and certain of their subsidiaries in favor of Chase Bank of Texas, National Association, as administrative agent.
10.14*       Software License and Support Agreement, dated June 29, 1996, between Baan U.S.A. Inc. and Grove North America,
             Division of Kidde Industries, Inc., and amended by Addendum No. One, dated June 29, 1996.
10.15*       Professional Services Agreement, dated June 26, 1996, between Baan U.S.A. Inc. and Grove North America, Division of
             Kidde Industries, Inc., and amended by Addendum No. One, dated June 29, 1996.
10.16*       Consent Letter, dated April 27, 1998 from Grove to Baan U.S.A. Inc.
10.17*       Form of Grove Investors LLC Option Agreement.
10.18*       First Amendment, dated June 23, 1998, to Employment Agreement of Salvatore J. Bonanno.
10.19*       Promissory Note dated June 27, 1998 by and between Grove and Salvatore J. Bonanno.
10.21*       Promissory Note dated June 27, 1998 by and between Grove and Jeffrey D. Bust.
10.22*       Promissory Note dated June 27, 1998 by and between Grove and James A. Kolinski.
10.23*       Promissory Note dated June 27, 1998 by and between Grove and John Wheeler.
10.24        Promissory Note dated October 27, 1998 by and between Grove and Stephen L. Cripe.
10.25        Promissory Note dated October 27, 1998  by and between Grove and Stephen L. Cripe.
10.26        Promissory Note dated October 27, 1998  by and between Grove and Donald Mallo.
10.27        Promissory Note dated October 27, 1998 by and between Grove and Donald Mallo.
21.1*        Subsidiaries of the Company.
27.1         Financial Data Schedule.


----------
* Incorporated herein by reference from the Registration Statement on Form S-4 filed by Grove Holdings and Grove Holdings Capital (Commission File Number 333-57609).

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended October 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 31, 1999.


                               GROVE HOLDINGS LLC


                               By    /s/ Salvatore J. Bonanno
                                 ------------------------------------
                                       Salvatore J. Bonanno
                                 Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 31, 1999.

         Signatures                            Title
         ----------                            -----

 /s/ Salvatore J. Bonanno Chairman and Chief Executive Officer and Member -------------------------- (Principal Executive Officer)
     Salvatore J. Bonanno

/s/ Stephen L. Cripe       Chief Financial Officer (Principal Financial
-------------------------- and Accounting Officer)
    Stephen L. Cripe

/s/ J Taylor Crandall      Member
--------------------------
    J Taylor Crandall

/s/ Michael L. George      Member
--------------------------
    Michael L. George

/s/ Gerald Grinstein       Member
--------------------------
    Gerald Grinstein

/s/ Steven B. Gruber       Member
--------------------------
    Steven B. Gruber

/s/ Robert B. Henske       Member
--------------------------
    Robert B. Henske

/s/ Gerard E. Holthaus     Member
--------------------------
    Gerard E. Holthaus

/s/ Anthony P. Scotto      Member
--------------------------
    Anthony P. Scotto

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     The registrant has not sent the following to security holders: (i) any annual report to security holders covering the registrant's last fiscal year; or (ii) any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

             INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                       GROVE HOLDINGS LLC AND SUBSIDIARIES


                                                                                                  Page

FINANCIAL STATEMENTS

Independent Auditors' Reports....................................................................F-2

Combined Balance Sheet as of September 27, 1997 and
      Consolidated Balance Sheet as of October 3, 1998...........................................F-4

Combined Statements of Operations for the years ended September 28, 1996 and
      September 27, 1997 and for the seven months ended April 28, 1998 and
      Consolidated Statement of Operations for the five months ended October 3,
      1998.......................................................................................F-5

Combined Statements of Predecessor Capital for the years ended September 28,
      1996 and September 27, 1997 and for the seven months ended April 28, 1998 and Consolidated Statement of Member's Equity for the
      five months ended October 3, 1998..........................................................F-6

Combined Statements of Cash Flows for the years ended September 28, 1996 and
      September 27, 1997 and for the seven months ended April 28, 1998 and
      Consolidated Statement of Cash Flows for the five months ended October 3, 1998.............F-7

Notes to Combined and Consolidated Financial Statements..........................................F-8


FINANCIAL STATEMENT SCHEDULES

Schedule I-Condensed Financial Information of Registrant.........................................S-1

Schedule II-Valuation and Qualifying Accounts....................................................S-4



Independent Auditors' Report



The Management Committee of
     Grove Holdings LLC:


We have audited the accompanying consolidated balance sheet of Grove Holdings LLC and subsidiaries as of October 3, 1998 and the related consolidated statements of operations, member's equity and cash flows for the five months ended October 3, 1998 (Successor Period) and the combined statements of operations, predecessor capital and cash flows for the seven months ended April 28, 1998 (Predecessor Period). In connection with our audit of the consolidated and combined financial statements, we have also audited the consolidated and combined financial statement schedules listed under Item 14(a)(2). These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grove Holdings LLC and subsidiaries as of October 3, 1998, and the results of their operations and their cash flows for the Successor Period, in conformity with generally accepted accounting principles. Furthermore, in our opinion, the aforementioned combined financial statements present fairly, in all material respects, the results of operations and cash flows of The Grove Companies for the Predecessor Period, in conformity with generally accepted accounting principles. Also in our opinion, the related combined and consolidated financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the combined and consolidated financial statements, on April 28, 1998 Grove Holdings LLC acquired The Grove Companies in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated information as of October 3, 1998 and for the five months then ended is presented on a different cost basis than that for the periods before the acquisition and, therefore is not comparable.


                                         KPMG Peat Marwick LLP

Baltimore, Maryland
December 1, 1998

Independent Auditors' Report



The Shareholder of
The Grove Companies:

We have audited the accompanying combined balance sheet as of September 27, 1997 of the Grove Companies (as listed in Note 1), and the related combined statements of operations, predecessor capital, and cash flows for each of the two years in the period ended September 27, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on the financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position at September 27, 1997, of the Grove Companies, and the combined results of their operations and their cash flows for each of the two years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basis financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                ERNST & YOUNG LLP

December 15, 1997
Baltimore, Maryland

GROVE HOLDINGS LLC AND SUBSIDIARIES

Combined Balance Sheet as of September 27, 1997 and Consolidated Balance Sheet as of October 3, 1998 (in thousands)




                                                                     Predecessor       Company
                                                                     -----------       -------
                                                                            1997          1998

Assets
Current assets:
    Cash and cash equivalents                                          $   5,024     $  34,289
    Trade receivables, net                                               149,164       129,833
    Due from Hanson PLC                                                     --          10,500
    Notes receivable                                                      68,450         5,887
    Inventories (note 5)                                                 215,332       207,248
    Prepaid expenses and other current assets                             22,569         8,893
                                                                       ---------     ---------
Total current assets                                                     460,539       396,650

Property, plant and equipment, net (note 6)                              147,588       207,175
Goodwill, net (note 7)                                                   254,728       288,499
Other assets                                                              18,641        20,106
                                                                       ---------     ---------
                                                                       $ 881,496     $ 912,430
                                                                       ---------     ---------
                                                                       ---------     ---------
Liabilities and Member's Equity/Predecessor Capital
Current liabilities:
    Current maturities of long-term debt (note 10)                     $    --       $   7,000
    Short-term borrowings (note 8)                                         7,265        15,027
    Accounts payable                                                      70,327        79,470
    Accrued expenses and other current liabilities (note 9)               90,734       104,951
                                                                       ---------     ---------
Total current liabilities                                                168,326       206,448
Deferred revenue (note 3)                                                 46,509        67,306
Long-term debt (note 10)                                                    --         460,535
Other liabilities (note 11)                                               38,169        82,729
                                                                       ---------     ---------
Total liabilities                                                        253,004       817,018
                                                                       ---------     ---------
Member's equity/predecessor capital:
    Predecessor capital                                                  628,492          --
    Invested capital                                                        --         116,730
    Accumulated deficit                                                     --         (26,600)
    Minimum pension liability (note 12)                                     --          (2,059)
    Cumulative translation adjustment                                       --           7,341
                                                                       ---------     ---------
Total member's equity/predecessor capital                                628,492        95,412
                                                                       ---------     ---------
Commitments and contingencies (notes 16, 17, 18 and 19)


                                                                       $ 881,496     $ 912,430
                                                                       ---------     ---------
                                                                       ---------     ---------

See accompanying notes to combined and consolidated financial statements.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Combined Statements of Operations for the years ended September 28, 1996 and September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statement of Operations for the five months ended October 3, 1998 (in thousands)




                                                           Predecessor                Company
                                            -------------------------------------   ----------
                                            September 28,  September 27, April 28,  October 3,
                                                    1996         1997        1998         1998
                                            -------------  ------------- --------   ----------

Net sales                                      $ 794,209    $ 856,812   $ 476,200    $ 393,779
Cost of goods sold (note 5)                      609,130      653,539     377,337      335,764
                                                 -------      -------     -------      -------
Gross profit                                     185,079      203,273      98,863       58,015

Selling, engineering, general
    and administrative expenses                  119,619      122,192      73,664       58,098
Amortization of goodwill                           9,185        9,054       5,215        3,091
Management fees paid to Hanson PLC (note 19)       5,655        2,176         162         --
Restructuring charges (note 15)                     --          1,960        --           --
                                                 -------      -------     -------      -------
Income (loss) from operations                     50,620       67,891      19,822       (3,174)
Interest income (expense), net (note 10)          (2,791)          43       1,048      (18,535)
Other income (expense), net                         (193)         535      (9,524)        (554)
                                                 -------      -------     -------      -------
Income (loss) before income taxes                 47,636       68,469      11,346      (22,263)

Income taxes (note 14)                            22,188       26,249      11,741        4,337
                                                 -------      -------     -------      -------
Net income (loss)                              $  25,448    $  42,220   $    (395)   $ (26,600)
                                                 -------      -------     -------      -------


See accompanying notes to combined and consolidated financial statements.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Combined Statements of Predecessor Capital for the years ended September 28, 1996 and September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statement of Member's Equity for the five months ended October 3, 1998 (in thousands)

                                                                                Company
                                 ---------------------------------------------------------------------------
                                                                           Minimum     Cumulative   Total
                                 Predecessor     Invested     Accumulated  pension     translation  member's
                                     capital      capital        deficit   liability   adjustment   equity
                                 ---------------------------------------------------------------------------

Balance, September 30, 1995        $ 467,306    $    --      $    --      $    --      $    --     $    --

Net income                            25,448         --           --           --           --          --
Dividends paid to parent             (30,057)        --           --           --           --          --
Net transactions with
   affiliates                         42,394         --           --           --           --          --
Change in minimum pension
   liability                            (162)        --           --           --           --          --
Change in foreign currency
   translation                        (2,375)        --           --           --           --          --
                                   ---------    ---------    ---------    ---------    ---------   ---------
Balance, September 28, 1996          502,554         --           --           --           --          --

Net income                            42,220         --           --           --           --          --
Net transactions with
   affiliates                         88,524         --           --           --           --          --
Change in minimum pension
   liability                             601         --           --           --           --          --
Change in foreign currency
   translation                        (5,407)        --           --           --           --          --
                                   ---------    ---------    ---------    ---------    ---------   ---------

Balance, September 27, 1997          628,492         --           --           --           --          --

Net loss                                (395)        --           --           --           --          --
Net transactions with affiliates    (111,216)        --           --           --           --          --
Change in minimum pension
   liability                          (1,371)        --           --           --           --          --
Change in foreign currency
   translation                        (5,764)        --           --           --           --          --
                                   ---------    ---------    ---------    ---------    ---------   ---------
Balance, April 28, 1998              509,746         --           --           --           --          --
Elimination of predecessor
   capital                          (509,746)        --           --           --           --          --
Initial capitalization                  --        120,000         --           --           --       120,000
Advances to Grove
   Investors LLC (note 19)              --         (3,270)        --           --           --        (3,270)
Net loss                                --           --        (26,600)        --           --       (26,600)
Minimum pension liability               --           --           --         (2,059)        --        (2,059)
Cumulative translation                  --
   adjustment                           --           --           --           --          7,341       7,341
                                   ---------    ---------    ---------    ---------    ---------   ---------
Balance, October 3, 1998           $    --      $ 116,730    $ (26,600)   $  (2,059)   $   7,341   $  95,412
                                   ---------    ---------    ---------    ---------    ---------   ---------
                                   ---------    ---------    ---------    ---------    ---------   ---------

See accompanying notes to combined and consolidated financial statements.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Combined Statements of Cash Flows for the years ended September 28, 1996 and September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statement of Cash Flows for the five months ended October 3, 1998 (in thousands)



                                                                                       Predecessor                 Company
                                                                       ---------------------------------------   -----------
                                                                       September 28, September 27,   April 28,   October 3,
                                                                                1996         1997         1998        1998
                                                                       ------------- ------------    ---------   -----------
Cash flows from operating activities:
   Net income (loss)                                                       $  25,448    $  42,220    $    (395)   $ (26,600)
   Adjustments to reconcile to net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                           17,313       17,985       11,399        8,214
      Depreciation of equipment held for rent                                  3,805        8,352        5,501        7,400
      Amortization of deferred financing costs                                  --           --           --            790
      Accretion of interest on senior
      discount notes                                                            --           --           --          2,550
      Write-off of amount assigned to inventory
       in purchase accounting                                                   --           --           --         27,707
      Gain (loss) on sales of property, plant and equipment                        5         (600)       6,256         --
      Deferred income tax expense                                                126        1,969        2,358        1,249
      Changes in operating assets and liabilities:
       Trade receivables, net                                                (48,405)     (23,266)      32,096       (6,790)
       Notes receivable                                                         --        (68,450)      28,409       (3,607)
       Inventories                                                           (27,528)        (162)      (8,828)      17,936
       Accounts payable and accrued expenses                                  21,559          564        7,542        2,489
       Other assets and liabilities, net                                      17,503       33,383        8,759       25,962
                                                                           ---------    ---------    ---------    ---------
Net cash provided by operating activities                                      9,826       11,995       93,097       57,300
                                                                           ---------    ---------    ---------    ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                                (19,443)     (32,491)     (19,521)      (7,230)
   Investment in equipment held for rent                                     (22,527)     (37,904)     (16,380)     (20,751)
   Acquisition of businesses from Hanson, PLC including
    transaction costs of $5,783 net of cash acquired of $9,242
    and post-closing adjustment received of $16,818                             --           --           --       (562,723)
   Other investing activities                                                 (3,271)       1,603        2,071        1,302
                                                                           ---------    ---------    ---------    ---------
Net cash used in investing activities                                        (45,241)     (68,792)     (33,830)    (589,402)
                                                                           ---------    ---------    ---------    ---------
Cash flows from financing activities:
   Net proceeds from short-term borrowings                                     7,443          204        6,821          941
   Proceeds from issuance of long-term debt                                     --           --           --        500,185
   Repayments of long-term debt                                                 --           --           --        (35,200)
   Equity investment from Grove Investors LLC                                   --           --           --        120,000
   Advances to Grove Investors LLC                                              --           --           --         (3,270)
   Deferred financing costs                                                     --           --           --        (16,608)
   Other financing activities                                                 18,309       54,145      (62,087)        --
                                                                           ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities                           25,752       54,349      (55,266)     566,048
                                                                           ---------    ---------    ---------    ---------
Effect of exchange rate changes on cash                                         (838)        (712)         217          343
                                                                           ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                         (10,501)      (3,160)       4,218       34,289
Cash and cash equivalents, beginning of period                                18,685        8,184        5,024         --
                                                                           ---------    ---------    ---------    ---------
Cash and cash equivalents, end of period                                   $   8,184    $   5,024    $   9,242    $  34,289
                                                                           ---------    ---------    ---------    ---------
                                                                           ---------    ---------    ---------    ---------


See accompanying notes to combined and consolidated financial statements.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (1)   Organization, Description of Business, and Basis of Presentation

         Grove Holdings LLC (the "Company"), through its wholly owned subsidiaries, is primarily engaged in the design, production, sale, and after-sale support of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company's domestic manufacturing plants and related facilities are located in Shady Grove and Chambersburg, Pennsylvania and Waverly, Nebraska. The Company's foreign manufacturing plants and related facilities are located in Sunderland, United Kingdom; Wilhelmshaven and Langenfeld, Germany; and Tonneins and Cergy, France. The majority of the Company's sales are to independent distributors, rental companies, and end users which serve the heavy industrial and construction industries in the United States and Europe.

         The Company is a sole member limited liability company formed in December 1997 pursuant to the provisions of the Delaware Limited Liability Company Act. The Company had no substantive operations prior to its initial capitalization and the acquisition of The Grove Companies (as defined below) on April 28, 1998 (see note 2). Grove Investors LLC ("Investors") is the sole member of the Company. All earnings of the Company are available for distribution to Investors subject to restrictions contained in the Company's debt agreements (see note 10). Investors is a limited liability company.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Combined financial statements for the periods prior to April 29, 1998 consist of the combined operations and substantially all of the assets and liabilities of Kidde Industries, Inc. and the following legal entities: Grove Europe Ltd., Crane Holdings, Inc., Delta Manlift SAS, Grove France SA, Deutsche Grove GmbH, and Grove Manlift Pty. Ltd. (together "The Grove Companies" or "Predecessor"). All of the Grove Companies were either directly or indirectly owned by Hanson PLC, a United Kingdom company.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------


   (2)   Acquisition

         On April 29, 1998, the Company acquired (the "Acquisition") from Hanson PLC ("Hanson") and certain of its subsidiaries, substantially all of the assets of Hanson's U.S. mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's U.S. truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries for an aggregate purchase price of $583 million. The purchase price was subject to a post closing adjustment for which the Company received $16.8 million in fiscal 1998 and an additional $10.5 million in November 1998. Funds required by the Company to consummate the Acquisition, including the payment of related fees and expenses, were as follows:



Sources:
     Issuance of the Senior Subordinated Notes           $225,000
     Borrowings under Revolving Credit Facility            10,106
     Borrowings under Term Loan Facility                  200,000
     Issuance of the Senior Discount Debentures            49,958
     Equity investment by Investors                       120,000
                                                         --------
                                                         $605,064
                                                         --------
                                                         --------
Uses:
     Acquisition price                                   $583,000
     Transaction costs                                      5,783
                                                         --------
     Aggregate purchase price                             588,783
     Debt financing costs                                  16,281
                                                         --------
                                                         $605,064
                                                         --------
                                                         --------


         Proceeds from the equity investment by Investors of $120,000 were generated by Investors through the issuance of 100% of its equity for $75,000 and net proceeds from the issuance of $47,375 of 14-1/2% Senior Debentures due May 2010. Such debentures have no cash interest requirement prior to maturity.

         The debentures will require quarterly payments of interest, in cash or, at Investors' option, in the form of additional debentures, based on a per annum rate of 14-1/2%. The cash interest payments, if any, are expected to be generated by distributions from the Company.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (2)   Continued

         The Acquisition was accounted for using the purchase method. The estimated total purchase price of $583 million and related acquisition fees and expenses of approximately $5.8 million have been allocated to the assets and liabilities of the Company based upon an estimate of their respective fair values, with the remainder being allocated to goodwill. The Company intends to amortize goodwill over a 40 year period based on the strong brand name of the Company and the longevity of the business and the industry in which it operates. The estimated fair values of the assets acquired and liabilities assumed in the Acquisition are summarized as follows:


Cash and cash equivalents                               $   9,241
Due from Hanson for post-closing adjustment                27,300
Trade receivables                                         122,616
Notes receivable                                            2,280
Inventories                                               248,381
Other current assets                                       10,602
Property, plant and equipment                             189,703
Goodwill                                                  294,877
Other non-current assets                                    2,966
Short-term borrowings                                     (14,086)
Trade accounts payable                                    (79,493)
Accrued expenses and other current liabilities           (103,664)
Other non-current liabilities                            (121,940)
                                                         --------
Aggregate purchase price                                $ 588,783
                                                        ---------
                                                        ---------


         As a result of the Acquisition, the carrying value of assets and liabilities of the Company are not comparable to the carrying value of such assets and liabilities by the Predecessor. The allocation of the purchase price to certain property, plant and equipment is based on fair market value appraisals which have not been finalized.


   (3)   Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         The Company defines cash equivalents as highly liquid investments with initial maturities of three months or less.

         Trade Receivables and Notes Receivable

         Trade receivables are net of allowance for doubtful accounts of $2,717 and $3,075 as of September 27, 1997 and October 3, 1998, respectively.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------


   (3)   Continued

         Notes receivable relate to sales of new equipment to North American distributors on terms of up to one year. Payment of interest and principal are due at the maturity of the note unless the dealer sells the equipment prior to maturity in which case the notes must be repaid immediately along with any interest accrued thereon.

         Inventories

         Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

         Property, Plant and Equipment

         Property, plant, and equipment are stated at cost. Maintenance and repairs are charged to operations when incurred, while expenditures having the effect of extending the useful life of an asset are capitalized. Depreciation is computed primarily using the straight-line method. The useful lives by asset category are as follows:

                Land improvements                        3-20 years
                Buildings and improvements               10-30 years
                Machinery and equipment                  3-12 years
                Equipment held for rent                  Lease term
                Furniture and fixtures                   3-10 years

         Goodwill

         The excess of the purchase price of the Company and its subsidiaries over the fair value of the net assets acquired was recorded as goodwill. Amortization expense is recorded on the straight-line method over 40 years. The Company assesses the recovery of goodwill by determining whether amortization of the goodwill over its remaining life can be recovered through undiscounted cash flows of the acquired operations. Goodwill impairment, if any, is measured by determining the amount by which the carrying value of the goodwill exceeds its fair value based upon discounting of future cash flows.

         Impairment of Long-Lived Assets

         The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. No such losses have been recorded in the accompanying financial statements.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------


   (3)   Continued

         Derivative Financial Instruments

         Derivative financial instruments are utilized by the Company to reduce interest and foreign currency exchange risks and consist primarily of interest rate collars and forward foreign exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes. Gains and losses on foreign currency transaction hedges are recognized in income and offset the foreign exchange gains and losses of the underlying transactions. Gains and losses on foreign currency firm commitment hedges are deferred and included in the basis of the transactions underlying the commitments.

         The Company has an interest rate collar contract to manage its exposure to fluctuations in interest rates. The interest rate differential on the interest rate contract is reflected as an adjustment to interest expense over the life of the contract. Upon early termination of an interest rate contract, the gains or losses on termination are deferred and amortized as an adjustment to the interest expense on the related debt instrument over the remaining period originally covered by the contract.

         Revenue Recognition

         Revenue is generally recognized as products are shipped to customers. However, for certain transactions, the Company provides guarantees of the residual value of the equipment to third party leasing companies. Such guarantees generally, given for periods of up to five years, take the form of end-of-term residual value guarantees or reducing residual value guarantees that decline with the passage of time. The Company records these transactions in accordance with the lease principles established by Statement of Financial Accounting Standards (SFAS) No.
         13. If the transaction qualifies as an operating lease, the Company records deferred revenue for the amount of the net proceeds received upon the equipment's initial transfer to the customer. The liability is then subsequently reduced on a pro rata basis over the period to the first exercise date of the guarantee, to the amount of the guaranteed residual value at that date, with corresponding credits to revenue in the Company's statement of operations. Any further reduction in the guaranteed residual value resulting from the purchaser's decision to continue to use the equipment is recognized in a similar manner. Depreciation of equipment held for rent is recognized in a similar manner over the term of the lease agreement. As of September 27, 1997 and October 3, 1998, the amount of deferred revenue relating to transactions involving residual value guarantees which is included in other current or noncurrent liabilities was $53,150 and $80,658, respectively.

         Product Warranties

         Product warranty expenses are provided for estimated normal warranty costs at the time of sale. Additional warranty expense is provided for specific performance issues when identified. Specific performance issues relate to situations in which the Company issues a part replacement notice for models that are experiencing a particular problem.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (3)   Continued

         Foreign Currency Translation

         The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation gains and losses are included as a separate component of member's equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. Aggregate gains (losses) on foreign currency transactions are not material.

         Research and Development

         Research and development expenditures are charged to operations as incurred. Research and development costs were $14,976, $15,427, $8,242 and $5,878 for the years ended September 28, 1996 and September 27, 1997, the seven months ended April 28, 1998 and the five months ended October 3, 1998, respectively.

         Advertising

         All costs associated with advertising and promoting products are expensed when incurred. Advertising expense amounted to $3,887, $4,802, $2,324 and $1,568 for the years ended September 28, 1996 and September 27, 1997, the seven months ended April 28, 1998 and the five months ended October 3, 1998, respectively.

         Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based employee compensation arrangements.

         Fair Value of Financial Instruments

         The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

                Cash, trade receivables, notes receivable, trade accounts payable and short-term borrowings: The amounts reported in the consolidated balance sheets approximate fair value.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (3)   Continued

                Foreign currency contracts: The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments. (See note 17)

                Long-term debt: For bank borrowings, the amount reported in the consolidated balance sheet approximates fair value. The fair values of the Senior Subordinated Notes and Senior Discount Debentures are based on quoted market prices. (See note 10)

         Adoption of New Accounting Standards

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting of Comprehensive Income. This Statement requires the reporting of comprehensive income in interim and annual financial statements. Net income together with periodic adjustments with respect to foreign currency translation and minimum pension liabilities will result in comprehensive income. The Company intends to adopt the pronouncement in the first quarter of fiscal year 1999.

         In 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement requires that public business enterprises disclose information about their products and services, operating segments, the geographic areas in which they operate, and their major customers. The Company intends to adopt the pronouncement in fiscal year 1999.

         In 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Management has not yet evaluated this statement's impact on the Company's financial condition or results of operations. The Company intends to adopt the pronouncement in fiscal year 2000.

         Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (3)   Continued

         Reclassification

         Certain amounts in the 1996 and 1997 combined financial statements have been reclassified to conform to the presentation in the October 3, 1998 consolidated financial statements.


   (4)   Accounts and Notes Receivable

         Trade receivables subject the Company to concentration of credit risk, because they are concentrated in distributors and rental companies that serve the heavy industrial and construction industries, which are subject to business cycle variations. For the years ended September 28, 1996 and September 27, 1997, revenues generated from six major customers were approximately 20% and 19% of net sales, respectively, with no one customer accounting for more than 5% of total revenue. Approximately 31% of the outstanding trade and notes receivable balance as of September 27, 1997 were due from these customers. For the seven months ended April 28, 1998 and the five months ended October 3, 1998, revenues generated from five major customers were approximately 23% and 24%, respectively, with no one customer accounting for more than 10% of total revenue. Approximately 11% of the outstanding trade and notes receivable balance as of October 3, 1998 were due from these customers.

         The Company generally offers terms of up to 30 days to its customers and generally obtains a security interest in the underlying machinery sold. In addition, the Company offered a special financing program primarily to its U.S. distributors which provides credit terms of periods up to one year in exchange for an interest-bearing note. The Company generally retains a security interest in the machinery sold.

         Prior to the Acquisition, Hanson entered into an agreement to sell certain notes receivable to a third-party bank on a 90% non-recourse basis. In addition, substantially all notes receivable outstanding at the date of the Acquisition that had not been sold to the third party bank were retained by Hanson. Following the Acquisition, the Company is responsible for administrative and collection activities with respect to such receivables but Hanson is responsible for all remaining credit risk. The cost of providing administrative support is immaterial.

         Following the Acquisition, the Company entered into an agreement with a third-party bank to sell up to $50 million of notes receivable generated from sales of mobile hydraulic cranes and aerial work platforms on credit terms of up to one year on a revolving basis. The third-party bank purchases the notes receivable at face value on a 90% non-recourse basis. The agreement provides that the Company purchase credit insurance on behalf of the third-party bank to insure the 90% risk assumed by the third-party bank. The Company retains 10% of the credit risk on a first loss basis.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (4)   Continued

         The Company is responsible for administrative and collection activities. The cost of administrative and collection activities is immaterial. Cash collections on the notes are deposited directly into an account for the benefit of the third-party bank. The third-party bank has the power to sell or pledge the notes receivable purchased at any time and the Company has no rights of repurchase of the notes receivable.

         Notes receivable sold under this arrangement meet the criteria for sale under FASB Statement No. 125 and, accordingly, are removed from the Company's balance sheet upon sale. At October 3, 1998, the Company had credit risk of up to $3.8 million with respect to notes receivable that had been sold under the arrangement.


   (5)   Inventories

         Inventories consist of the following as of September 27, 1997 and October 3, 1998:


                                 Predecessor           Company
                                 -----------           -------
                                        1997              1998


Raw materials and supplies          $ 76,573          $ 61,910
Work in process                       78,993            72,299
Finished goods                        59,766            73,039
                                      ------            ------
                                    $215,332          $207,248
                                    --------          --------
                                    --------          --------




         In connection with the Acquisition, the Company assigned $27.7 million of the purchase price to work in process and finished goods inventories in excess of their historical carrying value. Such amounts were charged to costs of goods sold in the five month period ended October 3, 1998.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (6)   Property, Plant and Equipment

         Property, plant and equipment consist of the following as of September 27, 1997 and October 3, 1998:


                                                     Predecessor           Company
                                                     -----------           -------
                                                            1997              1998


Land and improvements                                   $ 12,765          $  7,446
Buildings and improvements                                63,052            62,709
Machinery and equipment                                   71,864            55,276
Equipment held for rent                                   58,455            79,997
Furniture and fixtures                                    17,016             5,264
Construction in progress                                  20,329             9,078
                                                        --------          --------
                                                         243,481           219,770

Less accumulated depreciation and amortization            95,893            12,595
                                                        --------          --------
                                                        $147,588          $207,175
                                                        --------          --------
                                                        --------          --------


         Depreciation expense (including depreciation expense on equipment held for rent) for the years ended September 28, 1996, September 27, 1997, the seven months ended April 28, 1998 and the five months ended October 3, 1998 was $11,933, $17,283, $11,685 and $12,522, respectively.


   (7)   Goodwill

         Goodwill consists of the following as of September 27, 1997 and October 3, 1998:


                                    Predecessor           Company
                                    -----------           -------
                                           1997              1998

Goodwill                               $337,443          $291,590
Less accumulated amortization            82,715             3,091
                                       --------          --------
                                       $254,728          $288,499
                                       --------          --------
                                       --------          --------


                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

   (8)   Short-term Borrowings

         The Company's German operation maintains a DM33 million (approximately $20 million) credit facility available for discounting certain accounts receivable. As of September 27, 1997 and October 3, 1998, $7,265 and $15,027 were drawn against this facility. The interest rate charged on the outstanding borrowings was 3.0% and 4.5% at September 27, 1997 and October 3, 1998, respectively. This arrangement does not have a termination date and is reviewed periodically. No material commitment fees are required to be paid on the undrawn portion of the credit facility.


   (9)   Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consist of the following as of September 27, 1997 and October 3, 1998:


                                                               Predecessor           Company
                                                               -----------           -------
                                                                      1997              1998

Salaries and wages                                                $ 21,036          $ 20,413
Employee benefits                                                    8,603             1,092
Accrued warranty                                                    18,044            16,522
Deferred revenue associated with equipment held for rent             6,641            13,352
Product, workers' compensation and general liability                12,757             4,125
Accrued interest                                                      --               9,907
Sunderland, U.K. shut-down costs (note 15)                            --              18,500
Other                                                               23,653            21,040
                                                                  --------          --------
                                                                  $ 90,734          $104,951
                                                                  --------          --------
                                                                  --------          --------

 (10)Long-Term Debt

         Long-term debt consists of the following at October 3, 1998:


Term loan facility                  $190,000
Senior subordinated notes            225,000
Senior discount debentures            52,535
                                    --------
                                     467,535

Less current maturities                7,000
                                    --------
Long-term debt                      $460,535
                                    --------
                                    --------

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

  (10)   Continued

         Bank Credit Facility - The Company entered into a bank credit facility (the "Bank Credit Facility") on April 29, 1998, which consists of a $200,000 term loan facility ("Term Loan Facility") and a $125,000 revolving credit facility ("Revolving Credit Facility"). To consummate the Acquisition, the Company borrowed $200,000 under the Term Loan Facility and approximately $9,500 under the Revolving Credit Facility. The Revolving Credit Facility enables the Company to obtain revolving credit loans and to issue letters of credit for working capital, acquisitions and general corporate purposes. A portion of the Revolving Credit Facility is available for borrowings by the Company in the Eurocurrency markets of British pounds sterling, German marks, French francs and certain other currencies.

         At the Company's option, loans under the Bank Credit Facility bear interest (a) in the case of loans in U.S. dollars, at the highest of
         (x) 1/2 of 1% in excess of the Federal Funds Effective Rate (as defined in the Bank Credit Facility), (y) 1.0% in excess of a certificate of deposit rate and (z) the bank's prime rate, plus the applicable margin (as defined in the Bank Credit Facility), or (b) in the case of all loans, the relevant Eurocurrency Rate (as defined in the Bank Credit Facility) as determined by the Lender, plus the applicable margin. The applicable margin will vary based upon the Company's operating results and will range between 1.25% and 2.25% for borrowings under the Revolving Credit Facility and between 2.0% and 2.5% for borrowings under the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility at October 3, 1998 is based on LIBOR plus an applicable margin of 2.5% (8.04% at October 3, 1998). The Company will also pay a 0.375% fee on the unused portion of the Bank Credit Facility. There were no borrowings outstanding at October 3, 1998 under the revolving credit facility.

         The Term Loan Facility has a term of eight years and must be repaid in semi-annual installments in April and October of each year in an aggregate amount of (i) $2,000 for the first six years, (ii) $88,000 during the seventh year and (iii) $100,000 during the eighth year. The Revolving Credit Facility has a term of seven years. Commencing with the fiscal year ended September 30, 1999, the Company will be required to make annual payments, in excess of the schedule principal payments, on the Term Loan Facility of up to 75% of the Company's "excess cash flow" as defined in the Bank Credit Facility. In addition, the Bank Credit Facility requires mandatory prepayments upon the occurrence of certain events including the change of control of the Company. At October 3, 1998, the Company had outstanding letters of credit of $938 and available borrowings of $124,062 under the Revolving Credit Facility.

         The obligations of the Company under the Bank Credit Facility are guaranteed by each of the Company's domestic subsidiaries (the "Guarantors"). The obligations of the Company under the Bank Credit Facility are secured by a first priority lien (subject to permitted encumbrances) on substantially all of the Company's and each Guarantor's real, personal, and intellectual property and on the capital stock of the Company and all of the capital stock of the Company's domestic and certain of its foreign subsidiaries.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

  (10)   Continued

         In addition, the Bank Credit Facility contains various covenants that restrict the Company's subsidiaries from taking various actions and that require the Company to achieve and maintain certain financial ratios.

         Senior Subordinated Notes - The Senior Subordinated Notes bear interest at a rate of 9 1/4% per annum payable semi-annually on May 1 and November 1 of each year commencing November 1, 1998. The Senior Subordinated Notes are general unsecured obligations of the Company and its co-issuer, Grove Capital, Inc., and are guaranteed by all of the Company's domestic subsidiaries. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after, May 1, 2003, at a declining redemption price and mature on May 1, 2008.

         In addition, at any time prior to May 1, 2001, the Company may redeem up to 35% of the originally issued aggregate principal amount of the Senior Subordinated Notes at 109.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, with net proceeds of one or more public offerings of the Company's equity (or that of Investors), provided at least 65% of the principal amount of the originally issued Senior Subordinated Notes remain outstanding. Upon the occurrence of a change of control, as defined in the Indenture governing the Senior Subordinated Notes (the "Indenture"), each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

         The Indenture contains certain covenants that limit, among other things, the ability of the Company's subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) incur additional indebtedness or issue certain preferred equity interests, (iii) merge into or consolidate with certain other entities or sell all or substantially all of its assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons.

         The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. Such cash flows are expected to be generated from intercompany interest expense on loans the Company has made to certain of its foreign subsidiaries to consummate the acquisition of Hanson's crane and aerial work platform subsidiaries in the U.K., Germany and France and for working capital requirements. The loans have been established with amounts and interest rates to allow for repatriation without restriction or additional tax burden. However, there is no assurance that the foreign subsidiaries will generate the cash flow required to service the loans or that the laws in the foreign jurisdictions will not change to limit repatriation or increase the tax burden of repatriation.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(10)Continued

         Senior Discount Debentures - The Senior Discount Debentures were issued pursuant to an Indenture dated April 29, 1998 (the "Holdings Indenture") at a discount from their principal amount. The Senior Discount Debentures are general unsecured obligations of the Company and its co-issuer, Grove Holdings Capital, Inc. The Senior Discount Debentures accrete interest at a rate of 11-5/8% per annum, compounded semi-annually, to an aggregate principal amount of $88 million at May 1, 2003. Thereafter, the Senior Discount Debentures will accrue cash interest at a rate of 11-5/8% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2003. The Senior Discount Debentures will be redeemable at the option of Holdings, in whole or in part, at any time after May 1, 2003, at a declining redemption price and mature on May 1, 2009.

         In addition, at any time prior to May 1, 2001, the Company may redeem up to 35% of the originally issued aggregate principal amount of the Senior Discount Debentures at 111.625% of the accreted value (as defined by the Holdings Indenture) thereof plus liquidated damages (as defined by the Holdings Indenture) thereon, if any, with the net proceeds of one or more public offerings of the Company's or Investors' equity, provided that at least 65% of the originally issued aggregate principal amount of the Senior Discount Debentures remain outstanding thereafter.

         Upon the occurrence of a change of control (as defined by the Holdings Indenture), each holder of the Senior Discount Debentures will have the right to require Holdings to repurchase such holders' notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

         The Holdings Indenture contains certain covenants that limit, among other things, the ability of the Company to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) incur additional indebtedness or issue certain preferred equity interests,
         (iii) merge into or consolidate with certain other entities or sell all or substantially all of its assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons.

         The estimated fair value of the Company's long-term debt at October 3, 1998 was $426,720.

         Aggregate annual scheduled maturities of long-term debt at October 3, 1998 are $2,000 during each of the next five fiscal years. In November 1998, the Company made an optional prepayment of $5 million on the Term Loan Facility.

         The Company's ability to meet cash payment obligations under the Senior Discount Notes will be based upon the receipts of distribution from the Company's operating subsidiaries. The Bank Credit Facility and the Indenture place significant restrictions on the amount of such distributions. The Senior Discount Notes require no cash payments prior to May 2003 except in certain limited circumstances.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(10)   Continued

       Interest Expense - Interest income (expense), net consists of the following for the years ended September 26, 1996, September 27, 1997, the seven months ended April 28, 1998 and the five months ended October 3, 1998.


                                                            Presdecessor              Company
                                                 --------------------------------    --------
                                                                         April 28,  October 3,
                                                   1996        1997        1998        1998
                                                 --------    --------    --------    --------
Interest expense                                 $   (716)   $   (638)   $   (263)   $(17,410)

Interest expense paid to Hanson                    (2,610)     (1,404)     (2,174)       --
Amortization of deferred financing costs             --          --          --          (790)
Accretion of interest on senior discount notes       --          --          --        (2,550)

Interest income                                       535       2,085       3,485       2,215
                                                 --------    --------    --------    --------
                                                 $ (2,791)   $     43    $  1,048    $(18,535)
                                                 --------    --------    --------    --------
                                                 --------    --------    --------    --------



       The Company paid interest of $7,503 for the five months ended October 3, 1998.

       In July 1998, the Company entered into an interest rate agreement with a commercial bank to collar the interest rate on approximately $100 million of the Company's floating rate borrowings for the three years ended September 2001. The contract does not require collateral. If the contract was terminated at October 3, 1998, the Company would have had a loss of approximately $1.9 million.


(11)   Other Liabilities

       Other liabilities consist of the following as of September 27, 1997 and October 3, 1998:


                                                        Predecessor    Company
                                                        -----------    -------
                                                           1997          1998
                                                          -------      -------
Accrued liability for defined benefit pension plans       $11,068      $29,278

Accrued liability for postretirement benefit plan          18,859       28,293
Other                                                       8,242       25,158
                                                          -------      -------
                                                          $38,169      $82,729
                                                          -------      -------
                                                          -------      -------


                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(12)   Employee Benefit Plans

       The Company has several defined benefit pension plans covering substantially all of its employees. Plans covering salaried employees provide pension benefits that are based on the participant's final average salary and credited service. Plans covering hourly employees provide benefits based on the participant's career earnings and service with the Company. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations, plus such additional amounts as the Company may determine to be appropriate from time to time.

       The components of the net periodic pension costs for all U.S. defined benefit plans for the fiscal years ended September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 and for the five months ended October 3, 1998 are summarized below:


                                         Predecessor              Company
                                -------------------------------  ----------
                                                      April 28,  October 3,
                                 1996       1997       1998        1998
                                -------    -------   ----------  ----------
Service cost                    $ 1,787    $ 2,172    $ 1,542     $ 1,322
Interest cost                     2,482      3,128      2,163       1,621
Actual return on assets          (1,895)    (2,748)    (1,898)     (1,528)
Net amortization and deferral       341        539        465        --
                                -------    -------    -------     -------
Net periodic pension costs      $ 2,715    $ 3,091    $ 2,272     $ 1,415
                                -------    -------    -------     -------
                                -------    -------    -------     -------


                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(12)   Continued

       The following tables set forth the U.S. plans' funded status at September 27, 1997 and October 3, 1998:


                                                  Plans whose
                                                     assets      Plans whose
                                                     exceed     accumulated
                                                  accumulated  benefits exceed
                                                    benefits       assets
                                                    --------   ---------------
As of September 27, 1997:
     Actuarial present value of accumulated
       benefit obligation, including vested
       benefits of $18,574 and $16,776,
       respectively                                 $ 18,859      $ 17,259
                                                    --------      --------
     Projected benefit obligation for service
       rendered to date                             $(29,550)     $(17,259)
     Plan assets at fair value, primarily
      marketable securities                           22,519        15,523
                                                    --------      --------
     Underfunded projected benefit obligation         (7,031)       (1,736)
     Unrecognized net loss                               933         2,520
     Unrecognized prior service cost                   3,128         4,312
     Adjustment to recognize the required
       minimum pension liability                        --          (6,832)
                                                    --------      --------
     Pension liability recognized in the
       balance sheets                               $ (2,970)     $ (1,736)
                                                    --------      --------
                                                    --------      --------
As of October 3, 1998:
     Actuarial present value of accumulated
       benefit obligation, including vested
       benefits of $46,812                          $   --        $ 47,932
                                                    --------      --------
     Projected benefit obligation for
       service rendered to date                     $   --        $(62,062)
     Plan assets at fair value, primarily
       marketable securities                            --          44,641
                                                    --------      --------
     Underfunded projected benefit obligation           --         (17,421)
     Unrecognized net loss                              --           4,159
     Adjustment to recognize the required
       minimum pension liability                        --          (2,051)
                                                    --------      --------
     Pension liability recognized in the
       balance sheets                               $   --        $(15,313)
                                                    --------      --------
                                                    --------      --------


                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(12)   Continued

       The components of the net periodic pension costs for all foreign defined benefit plans for the years ended September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 and for the five months ended October 3, 1998 are summarized below:


                                         Predecessor               Company
                                -------------------------------   ----------
                                                      April 28,   October 3,
                                  1996      1997        1998         1998
                                -------    -------    ---------   ----------
Service cost                    $ 1,804    $ 1,978    $ 1,169      $   927
Interest cost                     1,481      1,782      1,289          933
Actual return on assets          (2,176)    (3,038)      (904)        (667)
Net amortization and deferral        80        802        536         --
                                -------    -------    -------      -------
Net periodic pension costs      $ 1,189    $ 1,524    $ 2,090      $ 1,193
                                -------    -------    -------      -------
                                -------    -------    -------      -------


         The following table sets forth the foreign plans' unfunded status at September 27, 1997 and October 3, 1998:


                                                Predecessor      Company
                                                -----------     ---------
                                                   1997           1998
                                                 --------       --------
Actuarial present value of accumulated
  benefit obligation,
    Including vested benefits of $22,792
      and $38,637 respectively                   $ 23,449       $ 39,247
Projected benefit obligation for service
  rendered to date                               $(25,906)      $(38,128)
Plan assets at fair value, primarily
  marketable securities                            19,911         23,886
                                                 --------       --------
Underfunded projected benefit obligation           (5,995)       (14,242)
Unrecognized net loss (gain)                         (367)           277
                                                 --------       --------
Pension liability recognized in the
  balance sheets                                 $ (6,362)      $(13,965)
                                                 --------       --------
                                                 --------       --------


                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(12)   Continued

       Assumptions used in determining the actuarial present value of projected pension obligations at September 27, 1997 and October 3, 1998 are as follows:


                                           Predecessor         Company
                                          -------------      -------------
Domestic Pension Plans:
    Return on plan assets                 9.00%                       9.00%
    Weighted average discount rate        7.50%                       6.50%
    Rate of increase in future
    compensation level                    4.25%                       4.25%

Foreign Pension Plans:
    Return on plan assets                 9.00%                         N/A
    Weighted average discount rate        6.50% to 8.00%     6.00% to 6.50%
    Rate of increase in future
    compensation level                    6.00%              2.25% to 4.5%


       Assets of domestic and foreign defined benefit plans consist principally of investments in equity securities, debt securities, and cash equivalents.

       The Company also has several defined contribution plans covering substantially all of its U.S. employees. Eligible employees may contribute a portion of their base compensation to the plan and their contributions are matched by the Company at rates specified in the plan documents. Contributions by the Company for the years ended September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 and for the five months ended October 3, 1998 were approximately $1,797, $1,902, $1,169 and $835, respectively.

       In addition to providing pension benefits, the Company provides certain health care and prescription drug benefits to certain retirees. Substantially all of the Company's domestic eligible employees may qualify for benefits if they reach normal retirement age while working for the Company. The Company funds benefits on a pay-as-you-go basis, while retirees pay monthly premiums. These benefits are subject to deductibles, co-payment provisions and other limitations.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(12)   Continued

       Net periodic postretirement benefit expense included the following components as of September 28, 1996 and September 27, 1997, and the seven months ended April 28, 1998 and the five months ended October 3, 1998:


                                          Predecessor             Company
                                   ----------------------------  ----------
                                                      April 28,  October 3,
                                    1996     1997       1998       1998
                                   ------   ------    ---------  ----------
Service expense                    $  797   $  833      $  622     $  511
Interest expense                    1,423    1,464       1,096        725
Net amortization and deferral         550      458          74       --
                                   ------   ------      ------     ------
Net periodic postretirement
 benefit cost                      $2,770   $2,755      $1,792     $1,236
                                   ------   ------      ------     ------
                                   ------   ------      ------     ------


       The reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheet at September 27, 1997 and October 3, 1998 is as follows:


                                                   Predecessor      Company
                                                      1997           1998
                                                   -----------     --------
Accumulated postretirement benefit obligation:
     Retirees                                       $  5,542       $  5,178
     Fully eligible active participants                5,214          5,474
     Other active participants                        14,503         17,715
                                                    --------       --------
Total                                                 25,259         28,367

Unrecognized prior service benefit                     3,407           --
Unrecognized net loss                                 (9,807)           (74)
                                                    --------       --------
Net postretirement benefit liability
  recognized in the balance sheets                  $ 18,859       $ 28,293
                                                    --------       --------
                                                    --------       --------



       The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 6.5% for 1997 and 1998, respectively. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% for 1997 and 1998, with subsequent annual decrements of 0.5% to an ultimate trend rate of 5.5%. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately 13% as of October 3, 1998 and the net postretirement benefit cost by approximately 15% for the five months ended October 3, 1998.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(13)   Management Option Plan

       In connection with the Acquisition, Investors established a management option plan whereby the Investors Management Committee can grant options to purchase equity units of Investors to key employees of the Company at fair market value. The options generally vest over a five-year period only upon the achievement of certain earning targets. As of October 3, 1998, Investors has granted options to employees to purchase 2,700
       Class A units of Investors with an exercise price of 1,000 dollars per unit which will expire in 2008. No amounts were vested at October 3, 1998. The estimated weighted average fair value of options granted during the five months ended October 3, 1998 was 275 dollars per unit assuming an option life of six years, a risk free interest rate of 5.5% and no dividends or volatility rate. Had the Company accounted for the options in accordance with the provisions of FASB Statement No. 123 compensation expense with respect to options granted in the five months ended October 3, 1998 would have been immaterial.


(14)   Income Taxes

       As a result of the Acquisition, a significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign and subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company.

       The provision for income taxes following the Acquisition, will be limited to foreign taxes with respect to earnings of the Company's foreign subsidiaries and U.S. state and local taxes with respect to the earnings of the Company's truck-mounted crane business.

       For periods prior to the Acquisition, each of the Grove Companies filed their own income tax returns or were part of a consolidated group return with other Hanson entities. Income tax expense for such periods was determined as if the Grove Companies were a stand alone entity. In connection with the Acquisition, Hanson has indemnified the Company with respect to certain tax obligations arising from activities occurring prior to the Acquisition.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(14)   Continued

       Domestic and foreign income (loss) before income taxes were as follows for the fiscal years ended September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 and for the five months ended October 3, 1998:


                                Predecessor                   Company
                    -----------------------------------      ----------
                                              April 28,      October 3,
                      1996       1997           1998            1998
                    --------   --------       ---------      ----------
United States       $ 47,535   $ 66,721       $ 30,446        $ (9,990)

Other countries          101      1,748        (19,100)        (12,273)
                    --------   --------       --------        --------
                    $ 47,636   $ 68,469       $ 11,346        $(22,263)
                    --------   --------       --------        --------
                    --------   --------       --------        --------


       The provision for income taxes consisted of the following for the fiscal years ended September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 and for the five months ended October 3, 1998:


                                     Predecessor                 Company
                         ----------------------------------     ----------
                                                  April 28,     October 3,
                          1996        1997          1998          1998
                         -------     -------      ---------     ----------
Current:
     United States       $21,623     $23,979       $ 8,780       $ 2,958
     Other countries         439         301          --             130
                         -------     -------       -------       -------
                          22,062      24,280         8,780         3,088
                         -------     -------       -------       -------
Deferred:
     United States           126       1,969         2,961        (1,551)
     Other countries        --          --            --           2,800
                         -------     -------       -------       -------
                             126       1,969         2,961         1,249
                         -------     -------       -------       -------
                         $22,188     $26,249       $11,741       $ 4,337
                         -------     -------       -------       -------
                         -------     -------       -------       -------

       The Company paid income taxes of $272 for the five months ended October 3, 1998.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(14)   Continued

       Significant components of the Company's deferred tax liabilities and assets are as follows as of September 27, 1997 and October 3, 1998:


                                                   Predecessor    Company
                                                      1997          1998
                                                   -----------    --------
Allowance for doubtful accounts                     $   --        $    106
Inventory obsolescence reserve                         1,881           100
Inventory capitalization                                --             220
Tax deductible goodwill                                5,074          --
Accrued general liability                               --           1,847
Accrued product liability                               --           1,105
Other accrued expenses                                12,221         1,290
Foreign net operating losses and AMT credits           6,323          --
Other                                                  7,755          --
Intercompany basis differences                        (7,557)         --
Depreciation expense                                   6,977        (2,240)
                                                    --------      --------
Total deferred tax asset                              32,674         2,428
Valuation allowance                                    6,323          --
                                                    --------      --------
Net deferred tax asset included in other assets     $ 26,351      $  2,428
                                                    --------      --------
                                                    --------      --------



       Deferred taxes at October 3, 1998 relate to the Company's National Crane Corporation subsidiary which is incorporated as a C-Corporation and the Company's foreign subsidiaries.

       At October 3, 1998 the Company's foreign subsidiaries have net operating loss carryforwards of $7,300 which expire in various amounts through 2013. The benefit from future utilization, if any, of such amounts will be credited to goodwill as realized. In the five months ended October 3, 1998, the Company's German subsidiary utilized net operation losses of approximately $4,600. The tax benefit of such utilization of $2,800 was credited to goodwill.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(14)  Continued

       The reasons for the differences between applicable income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before taxes were as follows for the fiscal years ended September 28, 1996 and September 27, 1997:

                                                                     Predecesor
                                                                ----------------------
                                                                  1996          1997
                                                                --------      --------
Applicable income taxes based on federal statutory tax rate     $ 16,673      $ 23,964
State taxes, net of federal tax benefit                            1,130         2,520
Goodwill amortization                                              2,955           333
Foreign operating loss benefits not previously recognized         (1,020)       (1,409)
Foreign operating loss valuation allowances                        2,182         1,405
Other                                                                268          (564)
                                                                --------      --------
                                                                $ 22,188      $ 26,249
                                                                --------      --------
                                                                --------      --------



       The income tax rate reconciliation for the seven months ended April 28, 1998 was not presented since the information was deemed not meaningful. The income tax provision for the seven months ended April 28, 1998 includes no benefit for approximately $10,100 of losses incurred by the Company's foreign subsidiaries. Income taxes for the five months ended October 3, 1998 relate principally to the Company's subsidiary in Waverly, Nebraska, which is incorporated as a C-corporation, and the Company's German subsidiary.


(15)   Restructuring and Plant Shutdown

       In 1997, the Company recorded a restructuring charge of approximately $1,960 related to the gradual phase-out of crane production at its Sunderland, United Kingdom location. All amounts have been expended as of October 3, 1998.

       The Company plans to close its Sunderland UK manufacturing facility as the result of recurring operating losses. Management believes closing the facility will improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management has estimated total closure costs to be approximately $18.5 million, consisting of approximately $11.5 million of employee severance and $7 million of plant shut-down costs (asset disposal and plant clean-up costs), all of which are expected to be expended in the next twelve months.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(16)   Leases

       The Company and its subsidiaries lease office space, machinery and other equipment under noncancelable operating leases with varying terms, some of which contain renewal and/or purchase options.

       The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year:


1999                                                               $   5,466
2000                                                                   4,034
2001                                                                     764
2002                                                                     173
2003                                                                      58
Thereafter                                                               270
                                                                   ---------
                                                                   $  10,765
                                                                   ---------
                                                                   ---------


       Rental expense associated with operating leases was approximately $2,809, $3,489, $2,496 and $1,795 for the years ended September 28, 1996 and September 27, 1997 and the seven months ended April 28, 1998 and the five months ended October 3, 1998, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.


(17)   Foreign Exchange Risk

       Through its foreign currency hedging activities, the Company seeks to minimize the risk that cash flows resulting from the sales of products manufactured in a currency different from that of the selling company will be affected by changes in exchange rates. Management responds to foreign exchange movements through various means, such as pricing actions, changes in cost structure, and changes in hedging strategies.

       The Company may hedge its foreign currency transactions and firm sales commitment exposures, based on management's judgment, through forward exchange contracts. These forward exchange contracts are purchased from local banks. Some of the contracts involve the exchange of two foreign currencies according to the local needs of the companies.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(17)   Continued

       The following table summarizes the contractual amounts of the Company's forward exchange contracts as of September 27, 1997 and October 3, 1998, including details by major currency as of October 3, 1998. Foreign currency amounts were translated at the current rate as of the reporting date. The "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, and the "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies.


                                                Buy           Sell
                                              --------      --------
As of September 27, 1997                      $ 20,117      $(20,393)
                                              --------      --------
As of October 3, 1998:
     United States Dollars                    $  2,000      $   --
     Austrailian Dollars                           --           (339)
     Pounds Sterling                               244        (4,105)
                                              --------      --------
                                              $  2,244      $ (4,444)
                                              --------      --------
                                              --------      --------



       The Company's credit exposure on its foreign currency derivatives was $259 and $192 as of September 27, 1997 and October 3, 1998, respectively. Gross deferred realized gains and losses on firm commitments were not significant as of September 27, 1997 and October 3, 1998. Substantially all of the amounts deferred at October 3, 1998 are expected to be recognized in income during fiscal year 1999, when the gains or losses on the underlying transactions will also be recognized.


(18)   Other Commitments and Contingencies

       The Company is involved in various lawsuits and administrative proceedings arising in the ordinary course of business. These matters primarily involve claims for damages arising out of the use of the Company's products as well as employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company is insured for product liability and workers' compensation claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Company accrues for all other claims and lawsuits on a case-by-case basis. The Company's estimate of the undiscounted costs associated with legal and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. The Company's policy is to also accrue the probable legal costs to be incurred in defending the Company against such claims. The Company has followed this policy during each of the periods in the three year period ended October 3, 1998, with respect to all investigations, claims and litigation. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(18)   Continued

       In the opinion of management, while the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, the amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, management believes that the ultimate resolution of these matters will not have a material effect on the Company. As of October 3, 1998, the Company had no known probable but inestimable exposures that could have a material effect on the Company.

       Product liability and workers' compensation -- Hanson, on behalf of the Company, purchased an insurance policy which effectively indemnifies the Company against North American product liability and workers' compensation claims arising prior to October 1, 1997 up to an aggregate loss limit of $85,000. Losses in excess of that amount, if any, are the responsibility of the Company. For product liability claims arising on or after October 1, 1997, the Company is self-insured for losses up to $2,000 per occurrence, with a $15,000 annual aggregate loss limit. For workers' compensation claims arising on or after such date, the Company is self-insured for losses up to $250 per occurrence with a $1,000 annual aggregate loss limit. Losses over the loss limits are covered by umbrella insurance coverage up to $100,000. The Company accrues a reserve for the estimated amount of claims which will be self-insured. The estimates are provided by a third party actuary based upon historical trends. The reserve for claims includes estimates of legal and administrative costs to be incurred.


       Environmental matters -- The Company is also involved in lawsuits and administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Certain of these claims assert damages and liability for remedial investigations and cleanup costs with respect to sites at which the Company has been identified as a potentially responsible party under federal and state environmental laws and regulations (off-site). Other matters involve sites that the Company currently owns and operates or has previously sold (on-site). For off-site claims, the Company makes an assessment of the costs involved based on environmental studies, prior experience at similar sites, and the experience of other named parties. The Company also considers the ability of other parties to share costs, the percentage of the Company's exposure relative to all other parties, and the effects of inflation on these estimated costs. For on-site matters associated with properties currently owned, the Company makes an assessment as to whether an investigation and remediation effort is necessary and estimates other potential costs associated with the site.

       Other -- The Company provides conditional loss guarantees to certain financing companies on behalf of their customers. As of October 3, 1998, the Company had outstanding guarantees of approximately $3,900. These guarantees mature at various dates ranging from April 1999 through August 2002. The Company has not and does not expect to incur losses as a result of these guarantees.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(18)   Continued

       In addition, the Company provides guarantees of residual value to third party financing companies in support of certain customers' financing arrangements. These guarantees are only exercisable should the Company's customer default on their financing agreements. The Company has not and does not expect to incur losses under these guarantees. Exercises of these guarantees have not been significant for the periods in the three years ended October 3, 1998. Aggregate residual value guarantees were approximately $81 million at October 3, 1998.


(19)   Transactions with Related Parties

       Prior to the Acquisition, the Company received certain services provided by Hanson PLC and its affiliates, including cash management, tax reporting, and risk management, and was charged a management fee for such services. The allocation of these management fees was based on percentage of total group sales in 1996 and on total group operating profits in 1997. In the opinion of management, these methods of allocation were reasonable.

       The amount of predecessor capital included in the combined balance sheet represents a net balance as the result of various transactions between the Company and its parent, Hanson PLC. There were no terms of settlement associated with the account balance and generally, there were no interest charges associated with these balances. The balance is primarily the result of various equity transactions, as well as the Company's participation in Hanson's central cash management program, wherein all the Company's cash receipts were remitted to Hanson and all cash disbursements are funded by Hanson. Other transactions included in predecessor capital are management fees, taxes, insurance, employee benefits, and miscellaneous other administrative expenses incurred by Hanson on behalf of the Company.

       Intercompany interest expense for the fiscal years ended September 28, 1996 and September 27, 1997 and for the seven months ended April 28, 1998 was $2,610, $1,404, and $2,174, respectively. Substantially all of the interest expense related to borrowings by one of the Company's subsidiaries from Hanson which are classified as invested capital in the combined balance sheet. Such borrowings averaged $24,540, $19,000, and $19,000 for the years ended September 28, 1996 and September 27, 1997 and for the seven months ended April 28, 1998.

       In 1996, the Company had an arrangement with a Hanson PLC affiliated company, whereby the affiliated company acted as a sales agent on behalf of the Company. The Company recorded commission expense in the amount of $3,209 for the fiscal year ended September 28, 1996.

                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(19)   Continued

       During the five months ended October 3, 1998, the Company made advances of $3,270. Such amount included loans to the Company's executive officers to purchase certain equity interest in Investors and transaction costs incurred to consummate the Acquisition and related financing. Such amounts have been accounted for as a reduction of member's equity.

       The Company has engaged a consulting group, controlled by one of Investors' minority owners, to help the Company during the next four years develop and achieve its business plan. For such services the consulting group is expected to be paid $14 million plus out-of-pocket expenses. As of October 3, 1998, the consulting group had been paid $2.7 million for services rendered. In addition, if the Company achieves certain defined levels of performance in fiscal 1999, 2000, 2001 and 2002, the consulting group will be entitled to receive additional ownership interest in Investors for each year the defined levels of performance are achieved. The Company will recognize as expense the fair value of each equity award when earned.


(20)   Business Segment and Geographic Areas

       The Company markets to heavy industrial and construction industries, primarily in the United States and Europe through the production and support of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. For financial reporting purposes, the Company considers the heavy industrial and construction industries as one segment. Transfers between geographic areas primarily represent intercompany export sales and are accounted for based on established sales prices between the related companies. In computing income from operations, no allocations of general corporate expenses have been made. Identifiable assets are those assets identified with the operation of legal entities domiciled within the geographic area. General corporate assets were not material at September 27, 1997 and October 3, 1998.

       Information relating to operations by geographic area is as follows as of and for the fiscal years ended September 28, 1996, September 27, 1997, and the seven months ended April 28, 1998 and the five months ended October 3, 1998:


                                                                  Corporate
                                        United                        and
                                        States        Europe      eliminations   Consolidated
                                       ---------     ---------    ------------   ------------
1996
--------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $ 562,331     $ 231,878      $      --      $ 794,209
Transfers between geographic areas        37,685        83,330       (121,015)          --
                                       ---------     ---------      ---------      ---------
Net sales                              $ 600,016     $ 315,208      $(121,015)     $ 794,209
                                       ---------     ---------      ---------      ---------
Operating profit                       $  58,653     $      72      $  (8,105)     $  50,620
                                       ---------     ---------      ---------      ---------
                                       ---------     ---------      ---------      ---------


                                                                     (Continued)

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Combined and Consolidated Financial Statements (in thousands)

--------------------------------------------------------------------------------

(20)   Continued


                                                                            Corporate
                             United                           Other            and
                             States         Europe          countries      eliminations     Consolidated
                          -----------     -----------      -----------     ------------     ------------
1997
                          -----------     -----------      -----------      -----------      -----------
Sales to unaffiliated
     customers            $   606,003     $   248,532      $     2,277      $      --        $   856,812
Transfers between
     geographic areas          35,225          63,834             --            (99,059)            --
                          -----------     -----------      -----------      -----------      -----------
Net sales                 $   641,228     $   312,366      $     2,277      $   (99,059)     $   856,812
                          -----------     -----------      -----------      -----------      -----------
Operating profit          $    69,284     $       670      $      (100)     $    (1,963)     $    67,891
Identifiable assets       $   648,578     $   261,768      $     3,548      $   (32,398)     $   881,496
                          -----------     -----------      -----------      -----------      -----------
                          -----------     -----------      -----------      -----------      -----------
April 28, 1998

Sales to unaffiliated
     customers            $   339,151     $   135,793      $     1,256      $      --        $   476,200
Transfers between
     geographic areas          15,722          29,731             --            (45,453)            --
                          -----------     -----------      -----------      -----------      -----------
Net sales                 $   354,873     $   165,524      $     1,256      $   (45,453)     $   476,200
                          -----------     -----------      -----------      -----------      -----------
Operating profit          $    31,671     $   (11,505)     $      (344)     $      --        $    19,822
                          -----------     -----------      -----------      -----------      -----------
                          -----------     -----------      -----------      -----------      -----------
October 3, 1998

Sales to unaffiliated
     customers            $   290,696     $   101,801      $     1,282      $      --        $   393,779
Transfers between
     geographic areas          17,901          21,741             --            (39,642)            --
                          -----------     -----------      -----------      -----------      -----------
Net sales                 $   308,597     $   123,542      $     1,282      $   (39,642)     $   393,779
                          -----------     -----------      -----------      -----------      -----------
Operating profit          $     6,622     $    (9,532)     $      (264)     $      --        $    (3,174)
Identifiable assets       $ 1,675,899     $   298,266      $     4,840      $(1,066,575)     $   912,430
                          -----------     -----------      -----------      -----------      -----------
                          -----------     -----------      -----------      -----------      -----------

       Information with respect to Europe includes Africa and the Middle East. Net sales to customers in Africa and the Middle East were less than 5% of the consolidated net sales of the Company during each of the years in the three year period ended October 3, 1998.

       Net sales by the Company's U.S. operations to foreign customers were less than 10% of the consolidated net sales of the Company during each of the periods presented in the three year period ended October 3, 1998.


--------------------------------------------------------------------------------

                                                                     (Continued)

         Schedule I - Condensed Financial Information of Registrant


Condensed balance sheet
October 3, 1998

Assets
Investment in subsidiaries                                                             $140,970
Other assets                                                                              2,082
                                                                                      ---------
                                                                                       $143,052
                                                                                      ---------
                                                                                      ---------
Liabilities and member's equity
Long-Term Debt                                                                         $ 52,535
Due to subsidiaries                                                                         387
                                                                                      ---------
Total liabilities                                                                        52,922
                                                                                      ---------
                                                                                      ---------

Member's equity:
    Invested capital                                                                    116,730
    Accumulated deficit                                                                 (26,600)
                                                                                      ---------
Total member's equity                                                                    90,130
                                                                                      ---------
                                                                                       $143,052
                                                                                      ---------
                                                                                      ---------


Condensed statement of operations
For the five months ended October 3, 1998

Interest expense                                                                       $ (2,619)
Net loss of subsidiaries                                                                (23,981)
                                                                                      ----------
Net loss                                                                               $(26,600)
                                                                                      ----------
                                                                                      ----------


Condensed statement of cash flows for
the five months ended October 3, 1998

Cash flow from operating activities:
      Net loss                                                                         $ (26,600)
      Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization                                                         1
          Amortization of deferred financing costs                                             68
          Accretion of interest on Senior Discount Debentures                               2,550
          Net loss of subsidiaries                                                         23,981
          Changes in operating assets and liabilities:
               Other assets and liabilities, net                                            3,649
                                                                                       ----------
Net cash provided by operating activities                                                   3,649
                                                                                       ----------
Cash flows from investing activities:
      Investment in subsidiaries                                                        (168,209)
                                                                                       ----------
Net cash used in investing activities                                                   (168,209)
                                                                                       ----------
Cash flows from financing activities:
      Net proceeds from short-term borrowings                                                  --
      Proceeds from issuance of long-term debt                                             49,985
      Equity investment from Grove Investors LLC                                          120,000
      Advances to Grove Investors LLC                                                     (3,270)
      Deferred financing costs                                                            (2,155)
                                                                                       ----------
Net cash provided by financing activities                                                 164,560
                                                                                       ----------
Net change in cash and cash equivalents                                                        --
Cash and cash equivalents at beginning of period                                               --
                                                                                       ----------
Cash and cash equivalents at end of period                                             $       --
                                                                                       ----------


                  Schedule II-Valuation and Qualifying Accounts


                                                                         Additions
                                                          -------------------------------------
                                             Balance at     Charged to costs   Charged to other                        Balance at
                                         beginning of year    and expenses       accounts (a)       Deductions (b)     end of year
                                         -----------------    ------------       ------------       --------------     -----------
Allowance for doubtful accounts
 (in thousands):
     Year ended September 28, 1996             $1,891              688                (14)                12             $2,553
     Year ended September 27, 1997             $2,553              538               (114)               260             $2,717
     Seven  months ended April 28, 1998        $2,717              880                 12                146             $3,463
     Five months ended October 3, 1998         $3,463              290                121                799             $3,075


----------
(a)  Impact of exchange rates
(b)  Write-offs


  Exhibit
    No.                                         Description of Exhibit
------------ -----------------------------------------------------------------------------------------------------------------
3.1          Second Amended and Restated Limited Liability Company Agreement of Grove Holdings LLC ("Grove Holdings").
4.1*         Indenture dated as of April 29, 1998, by and among Grove Holdings, Grove Holdings Capital, Inc. ("Grove Holdings
             Capital") and the United States Trust Company of New York.
4.2*         Form of 11 5/8% Debentures due 2009.
4.3*         Credit Agreement dated April 29, 1998, by and among Grove Worldwide LLC ("Grove"), Grove Capital, Inc. ("Grove
             Capital") and Chase Bank of Texas, National Association, as administrative agent, Donaldson, Lufkin & Jenrette
             Securities Corporation, as documentation agent, and BankBoston, N.A., as syndication agent.
4.4*         Registration Rights Agreement dated as of April 29, 1998, by and among Grove Holdings, Grove Holdings Capital and
             Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10.1*        Stock and Asset Purchase Agreement, dated March 10, 1998 (the "Acquisition Agreement"), by and among Grove and
             Hanson Funding (G) Limited, Deutsche Grove Corporation, Hanson America Holdings (4) Ltd., Grove France SA, Kidde
             Industries, Inc. and Hanson Finance PLC (collectively, the "Sellers").
10.2*        Amendment to the Acquisition Agreement, dated April 29, 1998, by and among the Grove and the Sellers.
10.3*        George Group Consulting Agreement dated as of April 29, 1998 by and between Grove and George Group Inc.
10.4*        Employment Agreement dated as of March 5, 1998 by and between Grove and Salvatore J. Bonanno.
10.5*        Change of Control Agreement dated July 24, 1997 by and between Grove and James A. Kolinski.
10.6*        Change of Control Agreement dated July 24, 1997 by and between Grove and Joseph A. Shull.
10.7         Change of Control Agreement dated July 24, 1997 by and between Grove and Robert Stift.
10.8*        Change of Control Agreement dated July 24, 1997 by and between Grove and Keith R. Simmons.
10.9*        Change of Control Agreement dated July 24, 1997 by and between Grove and Theodore J. Urbanek.
10.10*       Change of Control Agreement dated July 24, 1997 by and between Grove and G. Fred Heidinger.
10.11*       Grove Investors LLC Management Option Plan.
10.12*       Grove Worldwide LLC Short-Term Incentive Plan.
10.13*       Guarantee and Collateral Agreement by Grove Holdings LLC, Grove, Grove Capital and certain of their subsidiaries in favor of Chase Bank of Texas, National Association, as administrative agent.
10.14*       Software License and Support Agreement, dated June 29, 1996, between Baan U.S.A. Inc. and Grove North America,
             Division of Kidde Industries, Inc., and amended by Addendum No. One, dated June 29, 1996.
10.15*       Professional Services Agreement, dated June 26, 1996, between Baan U.S.A. Inc. and Grove North America, Division of
             Kidde Industries, Inc., and amended by Addendum No. One, dated June 29, 1996.
10.16*       Consent Letter, dated April 27, 1998 from Grove to Baan U.S.A. Inc.
10.17*       Form of Grove Investors LLC Option Agreement.
10.18*       First Amendment, dated June 23, 1998, to Employment Agreement of Salvatore J. Bonanno.
10.19*       Promissory Note dated June 27, 1998 by and between Grove and Salvatore J. Bonanno.
10.21*       Promissory Note dated June 27, 1998 by and between Grove and Jeffrey D. Bust.
10.22*       Promissory Note dated June 27, 1998 by and between Grove and James A. Kolinski.
10.23*       Promissory Note dated June 27, 1998 by and between Grove and John Wheeler.
10.24        Promissory Note dated October 27, 1998 by and between Grove and Stephen L. Cripe.
10.25        Promissory Note dated October 27, 1998  by and between Grove and Stephen L. Cripe.
10.26        Promissory Note dated October 27, 1998  by and between Grove and Donald Mallo.
10.27        Promissory Note dated October 27, 1998 by and between Grove and Donald Mallo.
21.1*        Subsidiaries of the Company.
27.1         Financial Data Schedule.


----------
* Incorporated herein by reference from the Registration Statement on Form S-4 filed by Grove Holdings and Grove Holdings Capital (Commission File Number 333-57609).