Form 10-Q
period 1999-01-02
GROVE HOLDINGS LLC
filed 1999-02-16
CIK 1064527

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                      ----
                        Commission File Number 333-57609
                                      ----

                               GROVE HOLDINGS LLC
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                      ----
                                   52-2089467
                                (I.R.S. Employer
                             Identification Number)
                                      ----
                            1565 Buchanan Trail East
                         Shady Grove, Pennsylvania 17256
                                 (717) 597-8121
               (Address, including zip code, and telephone number,
                 including area code, of registrant's principal
                               executive offices)
                                      ----

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                               Grove Holdings LLC
                     Index to Quarterly Report on Form 10-Q
                 For the Quarterly Period Ended January 2, 1999

                                                                            Page
                                                                            ----
                                     Part I

Item 1  Financial statements
            Condensed Consolidated Balance Sheets
            October 3, 1998 and January 2, 1999................................1

            Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for Fiscal Quarters ended
            December 27, 1997 and January 2, 1999..............................2

            Condensed Consolidated Statements of Cash Flows for Fiscal
            Quarters ended December 27, 1997 and January 2, 1999...............3

            Notes to Condensed Consolidated Financial
            Statements.........................................................4

Item 2  Managements discussion and analysis of financial condition and results of operations..................................................6

Item 3  Quantitative and qualitative disclosures about market risk............12

                                     Part II

Item 1  Legal proceedings.....................................................13

Item 2  Changes in securities and use of proceeds.............................13

Item 3  Defaults upon senior notes............................................13

Item 4  Submission of matters to a vote of security holders...................13

Item 5  Other information.....................................................13

Item 6  Exhibits and reports on form 8-K......................................13


        Signatures............................................................14

UNLESS OTHERWISE NOTED, THE "COMPANY" OR "GROVE" REFERS TO GROVE WORLDWIDE LLC AND ITS SUBSIDIARIES AND INCLUDES THE ACQUIRED BUSINESS (AS DEFINED). THE COMPANY'S FISCAL YEAR ENDS ON THE SATURDAY CLOSEST TO THE LAST DAY OF SEPTEMBER. REFERENCE TO THE (I) THREE MONTHS ENDED DECEMBER 27, 1997 MEANS THE PERIOD FROM SEPTEMBER 27, 1997 TO DECEMBER 27, 1997 AND (II) THREE MONTHS ENDED JANUARY 2, 1999 MEANS THE PERIOD FROM OCTOBER 3, 1998 TO JANUARY 2, 1999. REFERENCES TO HISTORICAL FINANCIAL INFORMATION ARE TO THE HISTORICAL COMBINED AND CONSOLIDATED FINANCIAL RESULTS OF THE ACQUIRED BUSINESS. SEE "ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

NO SEPARATE FINANCIAL STATEMENTS OF GROVE HOLDINGS CAPITAL, INC. ("HOLDINGS CAPITAL") ARE INCLUDED HEREIN. THE COMPANY CONSIDERS THAT SUCH FINANCIAL STATEMENTS WOULD NOT BE MATERIAL TO INVESTORS.

Special Note Regarding Forward Looking Statements

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are discussed throughout this report. Such factors include, among others, the following: (i) substantial leverage and ability to service debt; (ii) changing market trends in the mobile hydraulic crane, aerial work platform and truck-mounted crane industries; (iii) general economic and business conditions including a prolonged or substantial recession; (iv) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (v) the ability of the Company to implement the Operations Improvement Program (as defined); (vi) the ability of the Company to obtain financing for general corporate purposes; (vii) competition; (viii) availability of key personnel; (ix) industry overcapacity; and (x) changes in, or the failure to comply with, government regulations. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.  FINANCIAL STATEMENTS

GROVE HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
October 3, 1998 and January 2, 1999
(Unaudited and in thousands)

-------------------------------------------------------------------------------
                                                       October 3,    January 2,
                                                         1998 *         1999
                                                                    (unaudited)
--------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                             $ 34,289      $ 19,931
   Trade receivables, net                                 129,833       108,140
   Due from Hanson PLC                                     10,500             -
   Notes receivable                                         5,887         8,801
   Inventories                                            207,248       211,348
   Prepaid expenses and other current assets                8,893         6,807
--------------------------------------------------------------------------------
Total current assets                                      396,650       355,027

Property, plant and equipment, net                        207,175       211,987
Goodwill, net                                             288,499       284,139
Other assets                                               20,106        19,601
--------------------------------------------------------------------------------
                                                         $912,430      $870,754
--------------------------------------------------------------------------------

Liabilities and Member's Equity

Current liabilities:
   Current maturities of long-term debt                  $  7,000      $  2,000
   Short term borrowings                                   15,027        13,542
   Accounts payable                                        79,470        68,822
   Accrued expenses and other current liabilities         104,951        88,198
--------------------------------------------------------------------------------
Total current liabilities                                 206,448       172,562

Deferred revenue                                           67,306        73,948
Long-term debt                                            460,535       461,004
Other liabilities                                          82,729        87,309
--------------------------------------------------------------------------------
Total liabilities                                         817,018       794,823
--------------------------------------------------------------------------------
Member's equity:
   Holders' equity                                        116,730       115,900
   Accumulated deficit                                    (26,600)      (42,542)
   Accumulated other comprehensive income                   5,282         2,573
--------------------------------------------------------------------------------
Total member's equity                                      95,412        75,931
--------------------------------------------------------------------------------
                                                         $912,430      $870,754
--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements
* Amounts have been derived from Company's audited consolidated balance sheet.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the three months ended December 27, 1997 and the three months ended January 2, 1999
(Unaudited and in thousands)

--------------------------------------------------------------------------------
                                                Predecessor            Holdings
--------------------------------------------------------------------------------
                                                      Three               Three
                                               months ended        months ended
                                          December 27, 1997     January 2, 1999
--------------------------------------------------------------------------------
Net sales                                     $     204,958       $     164,325
Cost of goods sold                                  161,386             137,242
--------------------------------------------------------------------------------
Gross profit                                         43,572              27,083

Selling, engineering, general and
   administrative expenses                           31,827              29,696
Amortization of goodwill                              2,260               1,823
Management fees paid to Hanson                          162                   -
--------------------------------------------------------------------------------
Income (loss) from operations                         9,323              (4,436)

Interest income (expense), net                        1,095             (10,532)
Other income (expense), net                              35                 (41)
--------------------------------------------------------------------------------
Income (loss) before income taxes                    10,453             (15,009)

Income taxes                                          5,046                 933
--------------------------------------------------------------------------------
Net income (loss)                                     5,407             (15,942)

Change in foreign currency
   translation adjustment                             1,718               2,709
--------------------------------------------------------------------------------
Comprehensive income (loss)                   $       7,125       $     (13,233)
--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For the three months ended December 27, 1997
and the three months ended January 2, 1999
(Unaudited and in thousands)

----------------------------------------------------------------------------------------------------------------
                                                                               Predecessor             Holdings
----------------------------------------------------------------------------------------------------------------
                                                                                     Three                Three
                                                                              months ended         months ended
                                                                         December 27, 1997      January 2, 1999
----------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                           $        5,407       $      (15,942)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                                  4,694                5,181
      Depreciation of equipment held for rent                                        2,658                4,324
      Amortization of deferred financing costs                                           -                  581
      Accretion of interest on senior discount notes                                     -                1,470
      Gain (loss) on sales of property, plant and equipment                            113                    -
      Deferred income tax expense                                                    1,062                   26
      Changes in operating assets and liabilities:
        Trade receivables, net                                                      (1,519)              20,485
        Notes receivable                                                            44,040               (2,914)
        Inventories                                                                    599               (5,124)
        Accounts payable and accrued expenses                                        5,733              (22,909)
        Other assets and liabilities, net                                            4,204                9,334
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 66,991               (5,488)
----------------------------------------------------------------------------------------------------------------
Investing activities
Capital expenditures                                                                (9,629)                (950)
Investment in equipment held for rent                                               (8,879)              (9,958)
Cash received from Hanson PLC                                                            -               10,500
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (18,508)                (408)
----------------------------------------------------------------------------------------------------------------
Financing activities
Net proceeds from short-term borrowings                                              2,854               (1,485)
Principal payments on long-term debt                                                     -               (6,000)
Advances to Grove Investors LLC                                                          -                 (838)
Other financing activities                                                         (49,797)                   -
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (46,943)              (8,323)
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                800                 (139)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 2,340              (14,358)

Cash and cash equivalents, beginning of period                                       5,024               34,289
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $        7,364       $       19,931
----------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

--------------------------------------------------------------------------------

     (1) Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations.

         On April 29, 1998, Grove Holdings LLC ("Holdings"), through its wholly owned subsidiary Grove Worldwide LLC ("Company"), acquired (the "Acquisition") from Hanson PLC ("Hanson") and certain of its subsidiaries substantially all of the assets of Hanson's U.S. mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's U.S. truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries for an aggregate purchase price of $583.0 million. The purchase price was subject to a post closing adjustment for which the Company received $27.3 million from Hanson. Holdings is a wholly owned subsidiary of Grove Investors LLC ("Investors"). The Company is still in the process of finalizing its allocation of the purchase price. Such allocation will be completed by April 28, 1999.

         Information prior to April 29, 1998 relates to the Company prior to the Acquisition ("Predecessor"). Information subsequent to April 29, 1998 relates to the Company following the Acquisition. Following the Acquisition, the Company has a new basis of accounting and a different capital structure, and, accordingly, the results for the Predecessor and for the Company are not directly comparable.

         Interim results for the three month period ended January 2, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes for the year ended October 3, 1998.

    (2)  Inventory

         Inventories consist of the following as of October 3, 1998 and January 2, 1999:

         -----------------------------------------------------------------------
                                                         1998               1999
         -----------------------------------------------------------------------
         Raw materials                               $ 61,910           $ 58,635
         Work in process                               72,299             76,249
         Finished goods                                73,039             76,464
         -----------------------------------------------------------------------
                                                     $207,248           $211,348
         -----------------------------------------------------------------------

         Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

GROVE HOLDINGS LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

--------------------------------------------------------------------------------

    (3)  Income Taxes

         Following the Acquisition, a significant portion of the Company's business is operated as a Delaware limited liability company, whereby the limited liability company is not itself subject to income tax. The taxable income of the limited liability company in the United States will be allocated to the equity holders of Investors and such equity holders will be responsible for income taxes on such taxable income. The Company expects to make distributions in the form of dividends to equity holders of Investors to enable them to meet their tax obligations with respect to income allocated to them by the Company. Foreign and domestic taxes payable on taxable income generated by the Company's foreign subsidiaries and its truck-mounted crane business will continue to be the responsibility of the Company.

         The difference between the Company's reported tax provision for the three months ended January 2, 1999 and the tax provision computed based on U.S. statutory rates is primarily attributed to the Company's structure as a limited liability company and losses generated in foreign operations for which a tax benefit will not be recognized until realization is deemed to be more likely than not.

    (4)  Closure of Sunderland Manufacturing Facility

         As the result of recurring operating losses, the Company closed its Sunderland UK manufacturing facility on November 27, 1998. Management believes closing the facility will eventually improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management has estimated total closure costs to be approximately $18.5 million, consisting of approximately $11.5 million of employee severance and $7.0 million of plant shut-down costs (asset disposal and plant clean-up costs), all of which are expected to be expended in the next twelve months. During the fiscal 1999 three months (as defined), the Company paid approximately $7.4 million in employee severance costs related to the closure of its Sunderland, U.K. manufacturing facility.

     (5) Adoption of New Accounting Standards

         On October 4, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, and changes in the minimum pension liability and is presented in the condensed consolidated statement of operations and comprehensive income. This Statement requires only additional disclosures in the condensed consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the presentation of SFAS No. 130.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the more detailed information and the historical combined and consolidated financial statements included elsewhere in this report.

Introduction

Holding's assets consist solely of membership interests of the Company and capital stock of Grove Holdings Capital. Holdings conducts all of its business through the Company.

On April 29, 1998, Holdings, through its wholly owned subsidiary, acquired (the "Acquisition") from Hanson PLC ("Hanson") and certain of its subsidiaries substantially all of the assets of Hanson's U.S. mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's U.S. truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries for an aggregate purchase price of approximately $583.0 million. The purchase price was subject to a post closing adjustment for which the Company received approximately $16.8 million from Hanson in July 1998 and an additional $10.5 million in November 1998, respectively. The Company is a wholly owned subsidiary of Grove Investors LLC ("Investors").

The following discussion covers periods of operations of the Company prior to and subsequent to the Acquisition. Results of operations following the Acquisition are significantly different principally as the result of (i) changes in the amounts of depreciation and amortization caused by purchase accounting adjustments, (ii) increased interest expense in respect of amounts borrowed to consummate the Acquisition and (iii) reductions in income tax caused by changes in corporate structure.

Holdings is a limited liability company organized under the laws of Delaware, as a result of which (i) Holdings is not subject to income tax, (ii) the taxable income of the mobile hydraulic crane and the aerial work platform businesses in the United States is allocated to the equity holders and (iii) such equity holders are responsible for income taxes on such taxable income. Holdings intends to make distributions in the form of dividends to its equity holders to enable them to meet their tax obligations with respect to income allocated to them by Holdings.

Overview

The Company generates most of its net sales from the manufacture and sale of new mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company also generates a portion of its net sales from after-market sales (parts, service and used equipment) of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through Company-owned distributors in France, Germany, and the United Kingdom.

The following is a summary of net sales for the periods indicated (dollars in millions).

                                                  Three months ended
                                                  ------------------
                                           December 27,         January 2,
                                                   1997               1999
                                                   ----               ----
New equipment sold (1)                           $158.5             $123.2
After-market                                       32.5               27.7
Other (2) (3)                                      14.0               13.4
                                                   ----               ----
Net sales                                        $205.0             $164.3
                                                 ======             ======

(1) Excludes specialty cranes and equipment sold to the U.S. Government.
(2) Includes specialty cranes and equipment sold to the U.S. Government and revenues from unit sales accounted for as operating leases.
(3) Includes revenues resulting from a non-recurring refurbishment contract in the first quarter of 1998 with the Ministry of Defence of the United Kingdom.

Results of Operations

For financial reporting purposes, the Acquisition creates a new basis of accounting and, accordingly, the Company is required to report results prior to the Acquisition separate from results subsequent to the Acquisition. In connection with the Acquisition, the Company was formed as a limited liability company and its capital structure was changed significantly. Accordingly, comparisons of interest, taxes and net income for three month period ended January 2, 1999 relative to three month period ended December 27, 1997 would not be meaningful and are therefore not presented.

Set forth below is certain information regarding the Company's results of operations for the three month period ended December 27, 1997 and January 2, 1999 (dollars in thousands).

                                                  Three months ended
                                                  ------------------
                                           December 27,         January 2,
                                                   1997               1999
                                                   ----               ----
Net sales                                     $ 204,958          $ 164,325
Cost of goods sold                              161,386            137,242
                                                -------            -------
     Gross profit                                43,572             27,083
Selling, engineering, general and
administrative expenses                          31,827             29,695
Amortization of goodwill                          2,260              1,823
Management fees paid to Hanson                      162                ---
                                                -------            -------
     Operating profit (loss)                  $   9,323            ($4,435)
                                              =========          =========

THREE MONTHS ENDED JANUARY 2, 1999 (THE "FISCAL 1999 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED DECEMBER 27, 1997 (THE "FISCAL 1998 THREE MONTHS")

NET SALES. Net sales decreased $40.7 million, or 19.9%, from $205.0 million for the fiscal 1998 three months to $164.3 million for the fiscal 1999 three months. Although there was a decline in revenues from the fiscal 1998 three months to the fiscal 1999 three months, management currently believes that fiscal 1999 revenues will be flat to slightly below fiscal 1998. This outlook is based on industry expectations and customer feedback as well as anticipation of favorable industry acceptance of new products.

Net sales of mobile hydraulic cranes declined significantly from the fiscal 1998 three months to the fiscal 1999 three months. The decline in net sales was caused by lower volume, primarily on mobile hydraulic cranes produced by the Company's U.S. facility. Net sales to North American and Asian customers declined, however this decline was offset by a slight increase in European sales.

Net sales of aerial work platforms declined significantly from the fiscal 1998 three months to the fiscal 1999 three months. The decrease was a result of lower unit sales in North America, Europe and Asia.

Net sales of truck-mounted cranes decreased from the fiscal 1998 three months to the fiscal 1999 three months. Net sales decreased as the result of lower unit sales as well as significantly decreased demand for higher priced models.

After-market sales, including parts and services, decreased 14.8% from the fiscal 1998 three months to the fiscal 1999 three months predominantly due to a decline in used equipment sales in Europe and parts sales in North America.

Other sales decreased 4.3% as a result of lower U.S. government sales, which were partially offset by an increase in revenues from unit sales that were accounted for as operating leases.

GROSS PROFIT. Gross profit decreased $16.5 million, or 37.8%, from $43.6 million in the fiscal 1998 three months to $27.1 million in the fiscal 1999 three months. The decrease in gross profit was attributable to a decline in volume as well as a decline in gross profit at the Company's Sunderland, U.K. facility caused by higher price concessions and lower sales volume to absorb fixed overhead. Also affecting the fiscal 1999 three months operations were costs associated with the start-up of the Company's new management information system in the US which impacted production flow and operations visibility.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses ("SG&A") decreased $2.1 million, or 6.6%, from $31.8 million in the fiscal 1998 three months to $29.7 million in the fiscal 1999 three months. The savings were primarily attributable to cost reductions at the U.S. facility, which were implemented in August 1998. Included in SG&A for the 1999 three months are approximately $2.0 million of consulting fees paid to the George Group in connection with the Company's operational improvement initiatives and $0.1 million in transition costs related to the sale of the Company. As a percentage of net sales, SG&A was 15.5% in the fiscal 1998 three months and 18.1% in the fiscal 1999 three months.

MANAGEMENT FEES. Management fees paid to Hanson were $0.2 million in the fiscal 1998 three months. Following the Acquisition, no management fees have been paid.

BACKLOG. The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of January 2, 1999 was approximately $170.7 million compared to total backlog as of December 27, 1997 of approximately $236.6 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

Liquidity and Capital Resources

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes. During the three months ended January 2, 1999, the Company used approximately $5.5 million of cash in operating activities principally related to the operating loss. The operating cash flow requirements were financed with available cash.

As the result of recurring operating losses, the Company closed its Sunderland UK manufacturing facility on November 27, 1998. Management believes closing the facility will improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management has estimated total closure costs to be approximately $18.5 million, consisting of approximately $11.5 million of employee severance and $7.0 million of plant shut-down costs (asset disposal and plant clean-up costs), all of which are expected to be expended in the next twelve months. During the three months ended January 2, 1999, the Company paid approximately $7.4 million of employee severance costs.

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. Such cash flows are expected to be generated from intercompany interest expense on loans the Company made to certain of its foreign subsidiaries to consummate the Acquisition. The loans have been established with amounts and interest rates to allow for repatriation without restriction or additional tax burden. However, there is no assurance that the foreign subsidiaries will generate the cash flow required to service the loans or that the laws in the foreign jurisdictions will not change to limit repatriation or increase the tax burden of repatriation.

During the fiscal 1999 three months the Company received a payment from Hanson PLC of $10.5 million in final settlement of the purchase price and made $6.0 million of payments on its bank loan and repaid $1.5 million of short-term borrowings. Capital expenditures were approximately $1.0 million for the fiscal 1999 three months and are expected to be approximately $15.7 million for fiscal 1999.

Grove Holdings Capital

In connection with the Acquisition, Holdings and its wholly owned subsidiary, Grove Holdings Capital, a Delaware corporation, issued Senior Discount Notes (the "Debentures"). Grove Holdings Capital was organized as a direct wholly owned subsidiary of Holdings for the purpose of acting as a co-issuer of the Debentures and was also a co-registrant of the Registration Statement for the Debentures. This was done so that certain institutional investors to which the Debentures were marketed that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Holdings, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Debentures. Grove Holdings Capital has no assets, no liabilities (other than the Debentures) and no operations. Grove Holdings Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Debentures should not expect Grove Holdings Capital to participate in servicing the interest and principal obligations on the Debentures.

No separate financial statements of Grove Holdings Capital are included herein. Holdings believes that providing separate financial statements and other disclosures concerning Grove Holdings Capital would not be material to holders of the Debentures. As of January 2, 1999, Grove Holdings Capital had no assets, liabilities or operations.

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

The Year-2000 Project is expected to be completed in September 1999 and will have a total cost of approximately $38.0 million, of which approximately $33.0 million had been expended as of January 2, 1999. If the Year-2000 Project is delayed, the Company will be required to shorten its planning horizons and replace certain computerized functions, such as inventory and work-in-process tracking, billing and order processing, with manual systems. Any such delay could result in parts shortages and slow the delivery of products to the Company's customers. Management believes that all of the Company's major computer systems will be rendered Year-2000 compliant. If such modifications and conversions are not completed in a timely manner, the Year-2000 Issue could have a material impact on the operations of the Company.

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

In addition, the Company has initiated communications with suppliers and customers to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year-2000 Issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse impact on the Company. However, based on its current assessment, management believes that the Year-2000 Issue will not have a material adverse impact on the Company's future results of operations or financial conditions, although there can be no assurance that such will be the case.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's principal market risk exposure is changing interest rates, primarily changes in short term interest rates. The Company does not enter into financial instruments for trading or speculative purposes. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. The Company may also use derivative financial instruments to manage its exposure to interest rate risk.

As of January 2, 1999, $184,000 of the Company's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 2.5% (7.56%). In addition the Company has $225,000 of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%.

The Company has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement, the Company will received on a $100.0 million notational amount, three month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will received three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps the Company's exposure on $100.0 million of its floating rate debt at 6.5% plus the applicable margin.

Movement in foreign currency exchange rates creates risk to the Company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which the Company does business are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of the Company's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, the Company is most sensitive to changes in the German mark. During the past three fiscal years, the impact of currency fluctuations has not had a significant impact on the Company's results of operations.

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of January 2, 1999, the Company was party to seven such contracts with an aggregate value of $4 million. These forward contracts generally have average maturities of less than three months. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

The Company does not have any commodity contracts.

                                     PART II

Item 1.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings which have arisen in the normal course of its operations. The outcome of these legal proceedings, if determined adversely to the Company, is unlikely to have a material adverse effect on the Company. The Company is also subject to product liability claims for which it believes it has adequate insurance.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 1998, Investors, the sole holder of Holdings' membership interests, adopted at an annual meeting a resolution whereby it unanimously approved and ratified a power of attorney fpr local German counsel to act on behalf of the Company in shareholder matters for Grove Worldwide Holdings Germany GmbH.

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit No.  Description of Exhibit

     27.1*        Financial Data Schedule.

     ---------------
     *  Filed Herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 2, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GROVE HOLDINGS LLC

Date: February 16, 1999           By: /s/ Stephen L. Cripe
                                  ------------------------
                                  Stephen L. Cripe
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)