Form 10-Q
period 1999-04-03
GROVE HOLDINGS LLC
filed 1999-05-21
CIK 1064527

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

                        Commission file number 333-57609



                               GROVE HOLDINGS LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                                  52-2089467
   -------------------------------                  ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)


   1565 Buchanan Trail East
   Shady Grove, PA                                           17256
   -------------------------------                  ----------------------
   (Address of principal                                  (Zip Code)
   executive offices)


Registrant's telephone number, including area code:  (717) 597-8121
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES X    NO
                                         ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSURES:

Indicate the number of shares outstanding of each of the registrant's classes of
common stock, as of the latest practicable date.    None.

                                  Page 1 of 15
                          Exhibit List on Page 14 of 15

                               GROVE HOLDINGS LLC

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I.  Financial Information:

             Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations and Comprehensive
                Income (Loss)-Thirteen Week and Twenty-Six Week Periods
                 Ended April 3, 1999 and March 28,1998                                                           4

              Condensed Consolidated Balance Sheets as of April 3, 1999 and October 3, 1998                      5

              Condensed Consolidated Statements of Cash Flows - Twenty-Six Week Periods Ended
                April 3, 1999 and March 28, 1998                                                                 6

              Notes to Condensed Consolidated Financial Statements                                               7

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                              9

             Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 13

Part II. Other Information                                                                                      14

         Exhibit List                                                                                           14

         Signatures                                                                                             15

Unless otherwise noted, "Grove Holdings LLC" refers to Grove Holdings LLC and its subsidiaries and includes the Acquired Business (as defined). Grove Holdings LLC's fiscal year ends on the Saturday closest to the last day of September. Reference to the (i) second quarter 1999 means the period from January 3, 1999 to April 3, 1999 and (ii) second quarter 1998 means the period from December 28, 1997 to March 28, 1998. References to historical financial information are to the historical combined and consolidated financial results of the Acquired Business. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of Grove Holdings Capital, Inc. ("Holdings Capital") are included herein. Grove Holdings LLC considers that such financial statements would not be material to investors.

Special Note Regarding Forward Looking Statements

         With the exception of the historical information contained in this report, the matters described herein contain forward looking information based on Grove Holdings LLC current expectations. Forward looking statements involve a number of risks, uncertainties, or other factors which may cause the actual results of Grove Holdings LLC to be materially different from any future results expressed or implied by such forward looking statements. The factors include, but are not limited to : (i) substantial leverage and ability to service debt,
(ii) changing market trends in the mobile hydraulic crane, aerial work platform, and truck mounted crane industries, (iii) general economic and business conditions, including a prolonged and substantial recession, (iv) the ability of Grove Holdings LLC to implement its business strategy and maintain and enhance its competitive strengths, (v) the ability of Grove Holdings LLC to implement its efficiency and cost-savings program, (vi) the ability of Grove Holdings LLC to obtain financing for general corporate purpose, (vii) competition, (viii) availability of key personnel, (ix) industry over capacity, (x) changes in or failure to comply with government regulations, and (xi) other factors detailed in Grove Holdings LLC's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Grove Holdings LLC assumes no obligation to update such forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrences of unanticipated events.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               GROVE HOLDINGS LLC
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS) (unaudited)


                                               13 Week Periods Ended        26 Week Periods Ended
                                            ---------------------------   ---------------------------
                                                         | Predecessor                  | Predecessor
                                                         | -----------                  | -----------
                                             April  3,   |   March 28,      April  3,   |  March 28,
                                               1999      |     1998            1999     |    1998
------------------------------------------  -----------  |   -----------   -----------  |  ----------
                                                         |          (thousands)         |
                                                         |                              |
NET SALES                                   $186,044     |   $200,945      $350,369     |  $405,903
COST OF GOODS SOLD                           147,653     |    159,951       284,895     |   321,337
                                            --------     |   --------      --------     |  --------
GROSS PROFIT                                  38,391     |     40,994        65,474     |    84,566
SELLING, ENGINEERING, GENERAL AND                                     |                              |
   ADMINISTRATIVE EXPENSES                    32,456     |     32,400        63,974     |    66,677
                                            --------     |   --------      --------     |  --------
INCOME FROM OPERATIONS                         5,935     |      8,594         1,500     |    17,889
INTEREST AND DEBT ISSUANCE EXPENSE            11,789     |      1,346        23,775     |     1,868
OTHER INCOME (EXPENSE), NET                      927     |     (3,279)        2,339     |    (1,599)
                                            --------     |   --------      --------     |  --------
INCOME (LOSS) BEFORE PROVISION                           |                              |
  FOR INCOME TAXES                            (4,927)    |      3,969       (19,936)    |    14,422
PROVISION FOR INCOME TAXES                     1,888     |      6,128         2,821     |    11,174
                                            --------     |   --------      --------     |  --------
NET INCOME (LOSS)                             (6,815)    |     (2,159)      (22,757)    |     3,248
FOREIGN CURRENCY TRANSLATION                  (7,151)    |        (65)       (9,860)    |     1,653
                                            --------     |   --------      --------     |  --------
COMPREHENSIVE INCOME (LOSS)                 $(13,966)    |    $(2,224)     $(32,617)    |  $  4,901
                                            ========     |   ========      ========     |  ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                   April  3,         October  3,
                                                     1999                1998
                                                   --------           --------
                                                          (thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $ 19,499           $ 34,289
   Trade receivables, net                           118,033            129,833
   Due from Hanson PLC                                    -             10,500
   Notes receivable                                   4,258              5,887
   Inventories                                      218,901            207,248
   Other current assets                               6,580              8,893
                                                   --------           --------
       Total current assets                         367,271            396,650
Property, plant and equipment, net                  217,577            207,175
Goodwill, net                                       275,690            288,499
Other noncurrent assets                              19,137             20,106
                                                   --------           --------
TOTAL ASSETS                                       $879,675           $912,430
                                                   ========           ========

LIABILITIES AND  MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                            $23,214            $15,027
   Current maturities of long-term debt               2,000              7,000
   Trade accounts payable                            70,709             79,470
   Other payables and accrued liabilites            108,839            104,951
                                                   --------           --------
       Total current liabilities                    204,762            206,448
Long-term debt, less current maturities             457,517            460,535
Deferred revenue                                     78,284             67,306
Other noncurrent liabilities                         77,163             82,733
                                                   --------           --------
       Total liabilities                            817,725            817,018
                                                   --------           --------


Member's equity:
   Member's equity                                  115,892            116,730
   Accumulated deficit                              (49,364)           (26,600)
   Accumulated other comprehensive income            (4,578)             5,282
                                                   --------           --------
    Total member's equity                            61,950             95,412
                                                   --------           --------
TOTAL LIABILITIES AND MEMBER'S EQUITY              $879,675           $912,430
                                                   ========           ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   26 Week Periods Ended
                                                                                                 Predecessor
                                                                                                 -----------
                                                                               April  3,          March 28,
                                                                                 1999                1998
                                                                             -----------         ------------
                                                                                          (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                          ($22,757)     |      $  3,248
   Adjustments to reconcile net income (loss) to net cash provided                          |
       by (used for) operating activities:                                                  |
       Depreciation and amortization                                             9,600      |         9,384
       Depreciation of equipment held for rent                                   8,681      |         5,501
       Amortization of deferred financing cost                                   1,688      |             -
       Loss on sale of fixed assets                                                  -      |         4,719
       Other operating activities                                                    -      |         2,602
       Changes in operating assets and liabilities, net                          3,639      |        60,564
                                                                              --------      |      --------
          Net cash provided by operating activities                                851      |        86,018
                                                                              --------      |      --------
INVESTING ACTIVITIES:                                                                       |
   Capital expenditures                                                         (4,080)     |       (15,197)
   Investment in equipment held for rent                                       (19,189)     |       (16,380)
   Proceeds from sale of property, plant and equipment                             779      |         3,630
   Cash received from Hanson PLC                                                10,500      |             -
                                                                              --------      |      --------
          Net cash used for investing activities                               (11,990)     |       (27,947)
                                                                              --------      |      --------
FINANCING ACTIVITIES:                                                                       |
   Net proceeds from short-term borrowings                                       8,187      |         2,639
   Repayment of long-term debt                                                 (11,000)     |             -
   Other financing activities                                                     (838)     |       (61,649)
                                                                              --------      |       --------
          Net cash used for financing activities                                (3,651)     |       (59,010)
                                                                              --------      |      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (14,790)     |          (939)
                                                                                            |
CASH AND CASH EQUIVALENTS                                                                   |
   AT BEGINNING OF PERIOD                                                       34,289      |         5,024
                                                                              --------      |      --------
CASH AND CASH EQUIVALENTS                                                                   |
   AT END OF PERIOD                                                           $ 19,499      |      $  4,085
                                                                              ========      |      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Grove Holdings LLC's condensed consolidated balance sheet as of October 3, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of April 3, 1999, the condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended April 3, 1999 and March 28, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended April 3, 1999 and March 28, 1998 have been prepared by Grove Holdings LLC and have not been audited by Grove Holdings LLC's independent accountants. Financial information for periods prior to April 29, 1998 (the "Predecessor") relates to the businesses acquired in connection with the Acquisition (See note 2). Financial information subsequent to April 29, 1998 relates to Grove Holdings LLC and the Acquired Business. The Acquisition created a new basis of accounting and a different capital structure, therefore, the operating results and cash flows for 1999 and 1998 are not directly comparable. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

       Grove Holdings LLC primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms and truck mounted cranes. In addition, Grove Holdings LLC has net sales from parts, service and used equipment of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through distributors in France, Germany, and the United Kingdom. Grove Holdings LLC is a wholly owned subsidiary of Grove Investors LLC ("Investors").

       The separate financial statements of Grove Holdings Capital, Inc. ("Holdings Capital") are not included since Grove Holdings LLC considers that such financial statements would not be material.

       Interim results for the thirteen and twenty-six week periods ended
April 3, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

       Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with Grove Holdings LLC's consolidated financial statements and notes thereto as set forth in Grove Holdings LLC's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

2.     THE ACQUISITION

       On April 29, 1998, Grove Holdings LLC acquired from Hanson PLC and certain of its subsidiaries ("Hanson") substantially all of the net assets of Hanson's United States mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's United States truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries (the "Acquired Business") for an aggregate purchase price of $583.0 million (the "Acquisition"). The purchase price was subject to a post closing adjustment for which Grove Holdings has received $27.3 million from Hanson.

       The Acquisition was accounted for as a purchase and the operations of the Acquisition are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed.

3.     INVENTORIES

       Inventories consist of:
                                         April 3,                October 3,
                                           1999                     1998
                                        -----------              ---------
                                                     (thousands)
       Raw materials and supplies        $ 68,204                 $ 61,910
       Work-in-process                     71,984                   72,299
       Finished goods                      78,713                   73,039
                                         --------                 --------
       Total                             $218,901                 $207,248
                                         ========                 ========

4.     INCOME TAXES

       Following the Acquisition, a significant portion of Grove Holdings LLC's business is operated as a Delaware limited liability company and is not subject to federal and certain state income taxes. The taxable income of the limited liability company in the United States is allocated to the equity holders of Grove Holdings LLC who are responsible for the applicable federal and state income taxes. Grove Holdings LLC expects to make cash distributions to the equity holders for their tax obligations associated with Grove Holdings LLC taxable income. Foreign and certain domestic income taxes will continue to be the responsibility of Grove Holdings LLC.

       The primary difference between Grove Holdings LLC's effective income tax rate and the United States statutory rate is due to Grove Holdings LLC's structure as a limited liability company. Therefore, income taxes included on the condensed consolidated statement of operations and comprehensive income
(loss) relate to foreign and certain domestic operations.


5.     CLOSURE OF SUNDERLAND MANUFACTURING FACILITY

         As the result of recurring operating losses, Grove Holdings LLC closed its Sunderland, U.K. manufacturing facility on November 27, 1998. Management believes closing the facility will eventually improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management estimates total closure costs to be approximately $18.5 million, consisting of approximately $11.5 million of employee severance and $7.0 million of plant shut-down costs (asset disposal and plant clean-up costs), all of which are expected to be expended in the next twelve months. During the twenty-six week period ended April 3, 1999, Grove Holdings LLC paid approximately $7.4 million in employee severance costs related to the closure of its Sunderland, U.K. manufacturing facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Grove Holdings LLC included in this report.

Introduction

       Grove Holding's LLC's assets consist solely of membership interests of Grove Worldwide LLC and capital stock of Holdings Capital. Grove Holdings conducts all of its business through Grove Worldwide LLC which primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms and truck mounted cranes. Also, Grove Holdings LLC has net sales from parts, service and used equipment of the products it manufactures. Sales of used equipment are not material and generally limited to trade-ins on new equipment through Grove Holdings LLC distributors in France, Germany, and the United Kingdom. Grove Holdings LLC is a wholly owned subsidiary of Grove Investors LLC ("Investors").

       In April 1998, Grove Worldwide LLC acquired from Hanson PLC and certain of its subsidiaries ("Hanson") all of the assets of Hanson's United States mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's United States truck-mounted crane operation and the capital stock of Hansn's British, French, German and Australian crane and aerial work platform subsidiaries (the "Acquisition") for an aggregate purchase price of approximately $583.0 million. The purchase price was subject to a post closing adjustment for which Grove Holdings LLC received $27.3 million from Hanson.

       Operating results for fiscal 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued improvement in sales volume, (ii) continued implementation of operations improvement programs designed to improve profitability, and (iii) fluctuations in interest rates.

13 Week Period Ended April 3, 1999 Compared to 13 Week Period Ended March 28,
1998

Results of Operations

       Net sales for the second quarter of 1999 were $186.0 million as compared to $200.9 million for the second quarter of 1998, a decrease of $14.9 million or 7.4%. This reduction was primarily associated with reduced sales volume for aerial work platform equipment. Although net sales decreased as compared to 1998, Grove Holdings LLC's sales backlog at the end of the second quarter of 1999 was higher than at the close of the first quarter of 1999 by approximately $41.0 million or 24%. This increased backlog is partially associated with new customers resulting from Grove Worldwide LLC's participation in the CONEXPO Trade Show and new product introductions.

       Gross profit as a percentage of net sales increased to 20.6% for the second quarter of 1999 from 20.4% in the second quarter of 1998 primarily as a result of cost saving programs initiated by Grove Holdings LLC offset by reduced sales volume of aerial work platform equipment. In addition, gross profit as a percentage of net sales in the second quarter of 1999 was reduced by the shifting of Sunderland, U.K. manufacturing production requirenments to the United States.

       Selling, engineering, general and administrative expenses for the second quarter of 1999 were $32.5 million compared to $32.4 million for the second quarter of 1998. Selling, engineering, general and administrative expenses included approximately $1.8 million of consulting costs which were offset by reductions from cost saving programs. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 17.4% in 1999 from 16.1% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Holdings LLC.

       Income from operations decreased $2.7 million to $5.9 million for the second quarter of 1999 from $8.6 million in the second quarter of 1998 primarily due to the reduction in sales volume discussed above.

       Interest and debt issuance expense increased to $11.8 million for the second quarter of 1999 from $1.3 million for the second quarter of 1998 primarily due to the debt incurred to finance the Acquisition and the change in Grove Holdings LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

       Other income (expense), net increased to $0.9 million for the second quarter of 1999 from an expense of $3.3 million for the second quarter of 1998 primarily due to a loss in 1998 on the sale of land and buildings by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Predecessor's U.K. subsidiary to Hanson. Immediately after the sale, Hanson leased the property back to Grove Holdings LLC.

       Income taxes were $1.9 million for the second quarter of 1999 as compared to $6.1 million for the second quarter of 1998. This decrease was primarily related to Grove Holdings LLC's structure as a limited liability company following the Acquisition.


26 Week Period Ended April 3, 1999 Compared to 26 Week Period Ended March 28,
1998

Results of Operations

       Net sales for the twenty-six week period ended April 3, 1999 were $350.4 million as compared to $405.9 million for the twenty-six week period ended March 28, 1998, a decrease of $55.5 million or 13.7%. This reduction primarily resulted from reduced sales volume during the first half of fiscal year 1999 and the repositioning of certain aerial work platform manufacturing operations between Sunderland and the United States. However, as previously discussed, Grove Holdings LLC's sales backlog has increased at the end of the second quarter of 1999 as compared to the first quarter of 1999 by approximately $41.0 million or 24%. This increased backlog is partially associated with new customers resulting from Grove Worldwide LLC's participation in the CONEXPO Trade Show and new product introductions.

       Gross profit as a percentage of net sales decreased to 18.7% for the twenty-six week period ended April 3, 1999 from 20.8% in the twenty-six week period ended March 28, 1998 primarily due to the reduced sales volume and inefficiencies associated with implementation of the new business system initiatives.

       Selling, engineering, general and administrative expenses for the twenty-six week period ended April 3, 1999 were $64.0 million compared to $66.7 million for the twenty-six week period ended March 28, 1998. This decrease was primarily associated with reductions from cost saving programs offset by increased consulting costs of approximately $3.8 million. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 18.3% in 1999 from 16.4% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Holdings LLC.

       Income from operations decreased to $1.5 million for the twenty-six week period ended April 3, 1999 from $17.9 million in the twenty-six week period ended March 28, 1998 primarily due to the reasons discussed above.

       Interest and debt issuance expense increased to $23.8 million for the twenty-six week period ended April 3, 1999 from $1.9 million for the twenty-six week period ended March 28, 1998 primarily due to the debt incurred to finance the Acquisition and the change in Grove Holdings LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

       Other income (expense), net increased to $2.3 million for 1999 from an expense of $1.6 million in 1998 primarily due to a loss in 1998 on the sale of land and buildings by the Predecessor's U.K. subsidiary to Hanson. Immediately after the sale Hanson leased the property back to Grove Holdings LLC.

       Income taxes were $2.8 million for 1999 as compared to $11.2 million in 1998. This decrease was primarily related to Grove Holdings LLC's structure as a limited liability company following the Acquisition.


Backlog

       Net sales backlog as of May 8, 1999 was $258.4 million as compared to $278.5 million at May 16, 1998.

Liquidity and Capital Resources

       Grove Holdings LLC is a holding company whose operations are conducted through its domestic and foreign subsidiaries.

       The operating cash requirements primarily relate to Grove Worldwide LLC which include debt related payments consisting principally of principal and interest on outstanding indebtedness of Grove Worldwide LLC and operating cash requirements. The operating cash requirements of Grove Worldwide LLC consist principally of working capital requirements and capital expenditures. Grove Holdings LLC believes that cash flow from operating activities, cash on hand and periodic borrowings under Grove Worldwide LLC's revolving credit facility, if necessary, will be adequate to meet liquidity requirements. The ability to meet such liquidity requirements could be impaired if Grove Holdings LLC or Grove Worldwide LLC were to fail to comply with any covenants contained in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

credit agreement and such noncompliance was not cured or waived by the lenders or contained in its indentures. Grove Holdings LLC and Grove Worldwide LLC were in compliance with covenants set forth in the credit agreement as of April 3, 1999 and expect to be in compliance with such covenants for the foreseeable future.

       Cash and cash equivalents decreased $14.8 million during 1999 to $19.5 million at April 3, 1999 from $34.3 million at October 3, 1998 primarily due to cash used for net operating assets, capital expenditures, and debt repayments. Working capital decreased $27.7 million during 1999 to $162.5 million at April 3, 1999 from $190.2 million at October 3, 1998 primarily due to cash used for capital expenditures, debt repayments and the decreased operating results as compared to 1998. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $8.6 million during 1999 to $266.2 million at April 3, 1999 from $257.6 million at October 3, 1998 primarily due to increases in inventories and decreases in accounts receivable and accounts payable. The increase in inventories is primarily due to the increased sales backlog at April 3, 1999. The decreases in accounts receivable and accounts payable are primarily due to the timing of cash receipts and cash payments.

       Cash flow provided by operating activities decreased to $0.9 million for the twenty-six weeks ended April 3, 1999 as compared to $86.0 million the twenty-six weeks ended March 28, 1998 primarily due to the reduced 1999 operating results and the sale of notes receivable in 1998.

       During the twenty-six weeks ended April 3, 1999, Grove Holdings LLC received a payment from Hanson PLC of $10.5 million in final settlement of the purchase price and made $11.0 million of payments on its bank loan and borrowed $8.2 million in short-term borrowings. Capital expenditures were approximately $4.1 million for the twenty-six weeks ended April 3, 1999 and are expected to be approximately $15.7 million for fiscal 1999.

Grove Holdings Capital

       In connection with the Acquisition, Grove Holdings LLC and its wholly owned subsidiary, Holdings Capital, a Delaware corporation, issued Senior Discount Notes (the "Debentures"). Holdings Capital was organized as a direct wholly owned subsidiary of Grove Holdings LLC for the purpose of acting as a co-issuer of the Debentures and was also a co-registrant of the registration statement for the Debentures. This was done so that certain institutional investors to which the Debentures were marketed that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Grove Holdings LLC, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Debentures. Holdings Capital has no assets, no liabilities (other than the Debentures), and no operations. Holdings Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Debentures should not expect Holdings Capital to participate in servicing the interest and principal obligations on the Debentures.

       No separate financial statements of Holdings Capital are included herein. Grove Holdings LLC believes that providing separate financial statements and other disclosures concerning Holdings Capital would not be material to holders of the Debentures. As of April 3, 1999, Holdings Capital had no assets, liabilities, or operations.

       The ability of Grove Holdings LLC subsidiaries to make cash distributions and loans to Grove Holdings LLC is significantly restricted under the terms of the Indenture governing the Senior Subordinated Notes and the New Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

       In fiscal 1995, a Year-2000 assessment was conducted of all management information systems used at its crane and aerial work platform facilities in the United States, United Kingdom and Germany. Upon completing this review in October 1995, a campaign was designed to replace all existing software and hardware that was not Year-2000 compliant (the "Year-2000 Project"). In addition to replacing all business application software and hardware, the Year-2000 Project was designed to provide improved business processes and procedures.

       Grove Holdings LLC determined that the Year-2000 Project would not need to be implemented at its National Crane facility in Waverly, Nebraska. National Crane implemented upgrades to all of its existing hardware and software and converted all of its data. Management believes the completion of this project has rendered all of National Crane's major computer systems Year-2000 compliant.

       The Year-2000 Project is expected to be completed in September 1999 and will have a total cost of approximately $38.0 million, of which approximately $35.0 million had been expended as of April 3, 1999. If the Year-2000 Project is delayed, Grove Holdings LLC will be required to shorten its planning horizons and replace certain computerized functions, such as inventory and work-in-process tracking, billing and order processing, with manual systems. Any such delay could result in parts shortages and slow the delivery of products to Grove Holdings LLC customers. Management believes that all of Grove Holdings LLC's major computer systems will be rendered Year-2000 compliant. If such modifications and conversions are not completed in a timely manner, the Year-2000 Issue could have a material impact on the operations of Grove Holdings LLC.

       Grove Holdings LLC has also polled the manufacturers of its computerized numerical control ("CNC") manufacturing/production equipment. Grove Holdings LLC has been informed by such manufacturers that there are no Year-2000 Issues with respect to Grove Holdings LLC's CNC equipment at its Shady Grove, Pennsylvania and Waverly, Nebraska facilities. Grove Holdings LLC is also conducting an internal review of its CNC equipment to confirm its Year-2000 readiness. Although management believes that the Year-2000 Issue will not have a material adverse impact on its CNC equipment, there can be no assurance that it will not.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       In addition, Grove Holdings LLC has initiated communications with suppliers and customers to determine the extent to which Grove Holdings LLC may be vulnerable to such parties' failure to remediate their own Year-2000 Issues. There can be no guarantee that the systems of other companies on which Grove Holdings LLC's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Grove Holdings LLC's systems, would not have material adverse impact on Grove Holdings LLC. However, based on its current assessment, management believes that the Year-2000 Issue will not have a material adverse impact on Grove Holdings LLC's future results of operations or financial conditions, although there can be no assurance that such will be the case.

New Accounting Standards

      Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Grove Holdings LLC will adopt SFAS No. 131 for the year ended 1999 reporting. Grove Holdings LLC is evaluating the impact, if any, the standard will have on its present segment reporting.

      In February 1998 the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revised the required disclosures about pension and other postretirement benefit plans. Grove Holdings LLC will adopt SFAS No. 132 for year ended 1999 reporting.

      In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new procedures for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Grove Holdings LLC's principal market risk exposure is changing interest rates, primarily changes in short term interest rates. Grove Holdings LLC does not enter into financial instruments for trading or speculative purposes. Grove Holdings LLC's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Grove Holdings LLC may also use derivative financial instruments to manage its exposure to interest rate risk.

       As of April 3, 1999, $179.0 million of Grove Worldwide LLC's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 2.5% (7.25%). In addition Grove Worldwide LLC has $225.0 million of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%.

       Grove Worldwide LLC has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement, Grove Worldwide LLC will receive on a $100.0 million notional amount, three month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps Grove Worldwide LLC's exposure on $100.0 million of its floating rate debt at 6.5% plus the applicable margin.

       Movement in foreign currency exchange rates creates risk to Grove Worldwide LLC's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which Grove Worldwide LLC does business are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of Grove Worldwide LLC's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, Grove Worldwide LLC is most sensitive to changes in the German mark. During the past three fiscal years, the impact of currency fluctuations has not had a significant impact on Grove Worldwide LLC's results of operations.

       In order to manage currency risk, Grove Worldwide LLC's practice is to contract for purchases and sales of goods and services in the functional currency of Grove Worldwide LLC's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, Grove Worldwide LLC will generally purchase forward contracts to hedge firm purchase and sales commitments. As of April 3, 1999, Grove Worldwide LLC was party to 10 such contracts with an aggregate value of $15.1 million. These forward contracts generally have average maturities of less than three months. Grove Worldwide LLC has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

       Grove Worldwide LLC does not have any commodity contracts.

Part II - Other Information

Item 1.    Legal Proceedings

           Grove Holdings LLC is involved in various legal proceedings which have arisen in the normal course of its operations. The outcome of these legal proceedings, if determined adversely to Grove Holdings LLC, is unlikely to have a material adverse effect to Grove Holdings LLC. Grove Holdings LLC is also subject to product liability claims for which it believes it has adequate insurance.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

27            -  Financial Data Schedule for the quarter ended April 3, 1999.
                (Filed herein).
----------------------------


         (b) The Company filed the following Current Reports on Form 8-K:

              None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GROVE HOLDINGS LLC

Date:   May 20, 1999
                                            By: /s/ Stephen L. Cripe
                                               -------------------------
                                               Stephen L. Cripe
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)