Form 10-Q
period 1999-07-03
GROVE HOLDINGS LLC
filed 1999-08-17
CIK 1064527

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                        Commission file number 333-57609
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                                       OR

|_| TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.


                                  Page 1 of 16
                          Exhibit List on Page 15 of 16

                               GROVE HOLDINGS LLC

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - For the nine week period ended June 27, 1998, thirteen week period
                 ended July 3, 1999, and the thirty-nine week period
                 ended July 3, 1999 and the four week period ended
                 April 28, 1998, and the thirty week period ended
                 April 28, 1998.........................................      4

                 Condensed Consolidated Balance Sheets as of July 3,
                 1999 and October 3, 1998...............................      5

                 Condensed Consolidated Statements of Cash Flows -
                 Thirty-nine week period ended July 3, 1999, nine week
                 period ended June 27, 1998, and thirty week period
                 ended April 28, 1998...................................      6

                 Notes to Condensed Consolidated Financial
                 Statements.............................................      7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................      9

         Item 3. Quantitative and  Qualitative Disclosures About
                 Market Risk............................................     14

Part II. Other Information..............................................     15

         Exhibit List...................................................     15

         Signatures.....................................................     16

Unless otherwise noted, "Grove Holdings LLC" refers to Grove Holdings LLC and its subsidiaries and includes the Acquired Business (as defined). Grove Holdings LLC's fiscal year ends on the Saturday closest to the last day of September. Reference to the (i) third quarter 1999 means the period from April 4, 1999 to July 3, 1999 and (ii) third quarter 1998 means the period from March 29, 1998 to June 27, 1998. References to historical financial information are to the historical combined and consolidated financial results of the Acquired Business. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of the Subsidiary Guarantors (as defined) and Grove Holdings Capital, Inc. ("Holdings Capital") are included herein. Grove Holdings LLC considers that such financial statements would not be material to investors.

Special Note Regarding Forward Looking Statements

      With the exception of the historical information contained in this report, the matters described herein contain forward looking information based on Grove Holdings LLC's current expectations. Forward looking statements involve a number of risks, uncertainties, or other factors which may cause the actual results of Grove Holdings LLC to be materially different from any future results expressed or implied by such forward looking statements. The factors include, but are not limited to : (i) substantial leverage and ability to service debt, (ii) changing market trends in the mobile hydraulic crane, aerial work platform, and truck mounted crane industries, (iii) general economic and business conditions, including a prolonged and substantial recession, (iv) the ability of Grove Holdings LLC to implement its business strategy and maintain and enhance its competitive strengths, (v) the ability of Grove Holdings LLC to implement its efficiency and cost-savings program, (vi) the ability of Grove Holdings LLC to obtain financing for general corporate purpose, (vii) competition, (viii) availability of key personnel, (ix) industry over capacity, (x) changes in or failure to comply with government regulations, and (xi) other factors detailed in Grove Holdings LLC's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Grove Holdings LLC assumes no obligation to update such forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrences of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GROVE HOLDINGS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                                        Predecessor
                                                                                  -----------------------
                                         9 Week        13 Week       39 Week       4 Week        30 Week
                                         Period        Period        Period        Period        Period
                                          Ended         Ended         Ended         Ended         Ended
                                        ---------     ---------     ---------     ---------     ---------
                                         June 27,       July 3,       July 3,     April 28,     April 28,
                                           1998          1999          1999          1998          1998
                                        ---------     ---------     ---------     ---------     ---------
                                                                   (thousands)
Net Sales                               $ 154,780     $ 207,364     $ 557,733     $  70,297     $ 476,200

Cost of Goods Sold                        122,063       168,259       453,154        56,000       377,337

Write-Off of amount assigned to
   inventory in excess of historical
   costs resulting from purchase
   accounting adjustments                  10,000            --            --            --            --
---------------------------------------------------------------------------------------------------------
Gross Profit                               22,717        39,105       104,579        14,297        98,863

Selling, Engineering, General and
Administrative Expenses                    24,503        31,772        95,747        12,364        79,041
---------------------------------------------------------------------------------------------------------

Income (Loss) from Operations              (1,786)        7,333         8,832         1,933        19,822

Interest and Debt Issuance Expense          8,364        11,868        35,642           569         2,437

Other Income (Expense), net                 2,865           689         3,028        (4,440)       (6,039)
---------------------------------------------------------------------------------------------------------

Income (Loss) before provision
for Income Taxes                           (7,285)       (3,846)      (23,782)       (3,076)       11,346

Provision for Income Taxes                    423         1,895         4,716           567        11,741
---------------------------------------------------------------------------------------------------------

Net Income (Loss)                          (7,708)       (5,741)      (28,498)       (3,643)         (395)

Foreign Currency Translation               (2,043)       (4,151)      (14,005)       (5,582)       (5,647)
---------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)             $  (9,751)    $  (9,892)    $ (42,503)    $  (9,225)    $  (6,042)
=========================================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                   July 3,      October 3,
                                                                     1999          1998
                                                                  ---------     ---------
                                                                        (thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $   9,967     $  34,289
   Trade receivables, net                                           129,583       129,833
   Due from Hanson PLC                                                   --        10,500
   Notes receivable                                                     167         5,887
   Inventories                                                      214,998       207,248
   Other current assets                                               9,580         8,893
-----------------------------------------------------------------------------------------
          Total current assets                                      364,295       396,650

Property, plant and equipment, net                                  216,641       207,175
Goodwill, net                                                       276,324       288,499
Other non-current assets                                             18,148        20,106
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $ 875,408     $ 912,430
=========================================================================================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                          $  14,514     $  15,027
   Current maturities of long-term debt                              12,000         7,000
   Trade accounts payable                                            77,941        79,470
   Other payables and accrued liabilities                           102,422       104,951
-----------------------------------------------------------------------------------------
          Total current liabilites                                  206,877       206,448

Long-term debt, less current maturities                             459,223       460,535
Deferred revenue                                                     79,967        67,306
Other non-current liabilities                                        77,434        82,729
-----------------------------------------------------------------------------------------
          Total liabilities                                         823,501       817,018
-----------------------------------------------------------------------------------------

Member's equity:
   Member's equity                                                  115,742       116,730
   Accumulated deficit                                              (55,112)      (26,600)
   Accumulated other comprehensive income (loss)                     (8,723)        5,282
-----------------------------------------------------------------------------------------
          Total member's equity                                      51,907        95,412
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                             $ 875,408     $ 912,430
=========================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                     Predecessor
                                                                                                     -----------
                                                                                                       30 Week
                                                                          39 Week     9 Week Period     Period
                                                                        Period Ended      Ended         Ended
                                                                        -------------------------     ----------
                                                                           July 3,       June 27,     April 28,
                                                                             1999          1998          1998
                                                                        ----------------------------------------
                                                                                       (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                      $ (28,498)    $  (7,708)    $    (395)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                          13,859         2,749        11,399
      Depreciation of equipment held for rent                                12,648         2,529         5,501
      Amortization of deferred financing cost                                 1,296           301            --
      Write-off of amount assigned to inventory
          in purchase accounting                                                 --        10,000            --
      Loss on sale of fixed assets                                               --            --         6,256
      Deferred tax expense                                                      125            11         2,358
      Notes receivable                                                           --            --        28,409
      Changes in operating assets and liabilities, net                       (1,256)      (29,499)       39,569
----------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) operating activities               (1,826)      (21,617)       93,097
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures                                                      (6,088)       (1,945)      (19,521)
   Investment in equipment held for rent                                    (25,174)       (8,335)      (16,380)
   Acquisition of businesses from Hanson PLC, including
     transaction costs of $6,485, net of cash acquired of
     $9,242 and post-closing adjustment of $16,700                               --      (563,543)           --
    Cash received from Hanson PLC                                            10,500            --            --
   Other investing activities                                                   779            --         2,071
----------------------------------------------------------------------------------------------------------------

          Net cash used for investing activities                            (19,983)     (573,823)      (33,830)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net proceeds (repayments) from short-term borrowings                        (513)            4         6,821
   Proceeds from issuance of long-term debt                                      --       450,200            --
   Proceeds from revolving line of credit                                    10,000            --            --
   Equity investment from Grove Investors LLC                                    --       168,209            --
   Deferred financing costs                                                      --       (12,674)           --
   Repayment of long-term debt                                              (12,000)           --            --
   Other financing activities                                                    --         1,125       (61,870)
----------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) financing activities               (2,513)      606,864       (55,049)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (24,322)       11,424         4,218

Cash and Cash Equivalents at Beginning of Period                             34,289            --         5,024
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $   9,967     $  11,424         9,242
================================================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Grove Holdings LLC's condensed consolidated balance sheet as of October 3, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of July 3, 1999, the condensed consolidated statements of operations for the four week period ended April 28, 1998, thirty week period ended April 28, 1998, thirteen week period ended July 3, 1999, and the thirty-nine week period ended July 3, 1999, and the condensed consolidated statements of cash flows for the thirty week period ended April 28, 1998, nine week period ended June 27, 1998, and thirty-nine week period ended July 3, 1999, have been prepared by Grove Holdings LLC and have not been audited by Grove Holdings LLC's independent accountants. Financial information for periods prior to April 29, 1998 relates to Grove Holdings LLC prior to the Acquisition ("the Predecessor") (See note 2). Financial information subsequent to April 29, 1998 relates to Grove Holdings LLC and the Acquired Business. The Acquisition created a new basis of accounting and a different capital structure; therefore, the operating results and cash flows, for 1999 and 1998 are not directly comparable. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows, have been included.

      Grove Holdings LLC, through its wholly-owned subsidiary Grove Worldwide LLC (the "Company") primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms, and truck mounted cranes. In addition, the Company has net sales from parts, service, and used equipment of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through distributors in France, Germany, and the United Kingdom. Grove Holdings LLC is a wholly owned subsidiary of Grove Investors LLC ("Investors").

      The separate financial statements of Grove Holdings Capital, Inc. ("Holdings Capital") are not included since Grove Holdings LLC considers that such financial statements would not be material. Grove Holdings LLC formed Holdings Capital as a direct wholly owned subsidiary to act as a co-issuer of the Senior Discount Debentures. At July 3, 1999, Holdings Capital had one hundred dollars in cash and total assets, and no current or long-term liabilities other than its contingent co-obligation with respect to the Senior Discount Debentures. For the thirty-nine week period ended July 3, 1999 Holdings Capital had no income or loss and no revenues. Holdings Capital has no subsidiaries and no operations and is prohibited from engaging in any business activities.

      Interim results for the thirteen and thirty-nine week periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

2. THE ACQUISITION

      On April 29, 1998, the Company acquired from Hanson PLC and certain of its subsidiaries ("Hanson") substantially all of the net assets of Hanson's United States mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's United States truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries ("Acquired Business") for an aggregate purchase price of $583.0 million (the "Acquisition"). The purchase price was subject to a post closing adjustment for which the Company received $27.3 million from Hanson.

      The Acquisition was accounted for as a purchase and the operations of the Acquisition are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the

                               GROVE HOLDINGS LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Acquisition was based on appraisals, valuations, and other studies of the fair value of the acquired assets and liabilities.

3. INVENTORIES

                                                    July 3,          October 3,
   Inventories consist of:                           1999               1998
                                                   --------          ---------
                                                           (thousands)

   Raw materials and supplies                      $ 67,777           $ 61,910
   Work-in-process                                   80,749             72,299
   Finished goods                                    66,472             73,039
                                                   --------           --------

   Total                                           $214,998           $207,248
                                                   ========           ========

4. INCOME TAXES

      Following the Acquisition, a significant portion of the Company's business is operated as a Delaware limited liability company and is not subject to federal and certain state income taxes. The taxable income of the limited liability company in the United States is allocated to the equity holders of the Company who are responsible for the applicable federal and state income taxes. Grove Holdings LLC expects to make cash distributions to the equity holders for their tax obligations associated with the Company taxable income. Foreign and certain domestic income taxes will continue to be the responsibility of the Company.

      The primary difference between the Company's effective income tax rate and the United States statutory rate is due to the Company's structure as a limited liability company. Therefore, income taxes included on the condensed consolidated statement of operations and comprehensive income (loss) relate to foreign and certain domestic operations.

5. CLOSURE OF SUNDERLAND MANUFACTURING FACILITY

      As the result of recurring operating losses, the Company closed its Sunderland, U.K. manufacturing facility on November 27, 1998. Management believes closing the facility will eventually improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management has estimated total closure costs to be approximately $18.5 million. Such amount consists of $11.5 million in severance and related costs for 683 plant employees, $5.6 million for dismantlement and disposal of plant equipment and $1.4 million for cleanup and closure of the leased facility. Through July 3, 1999, the Company has expended $9.2 million of severance and related costs for 633 employees. As of July 3, 1999, $2.3 million of severance and related costs for 50 plant employees, $2.4 million of equipment disposal, and $0.5 million of plant cleanup costs remain to be expended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report.

Introduction

      The Company's and Grove Holding LLC's assets consist solely of membership interests of Grove Worldwide LLC capital stock of Holdings Capital. Grove Holdings LLC conducts all of its business through Grove Worldwide LLC which primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms, and truck mounted cranes. In addition, the Company has net sales from parts, service, and used equipment of the products it manufactures. Sales of used equipment are not material and generally limited to trade-ins on new equipment through the Company distributors in France, Germany, and the United Kingdom. Grove Holdings LLC is a wholly owned subsidiary of Grove Investors LLC ("Investors").

      In April 1998, the Company acquired from Hanson PLC and certain of its subsidiaries ("Hanson") all of the assets of Hanson's United States mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's United States truck-mounted crane operation and the capital stock of Hanson's British, French, German and Australian crane and aerial work platform subsidiaries (the "Acquisition") for an aggregate purchase price of approximately $583.0 million. The purchase price was subject to a post closing adjustment for which the Company received $27.3 million from Hanson.

      Following the Acquisition, a significant portion of Grove Holdings LLC's business is operated as a limited liability company organized under the laws of Delaware, as a result of which (i) Grove Holdings LLC is not subject to income tax, (ii) the taxable income of the mobile hydraulic crane and the aerial work platform businesses in the United States is allocated to the equity holders, and
(iii) such equity holders are responsible for income taxes on such taxable income. Grove Holdings LLC intends to make distributions in the form of dividends to equity holders of Holdings to enable them to meet their tax obligations with respect to income allocated to them by Grove Holdings LLC.

      The following discussion covers periods of operations of Grove Holdings LLC prior to and subsequent to the Acquisition. The thirteen week period ended June 27, 1998 includes the four week period ended June 27, 1998 (subsequent to the Acquisition) and the nine week period ended April 28, 1998 (prior to the Acquisition). The thirty-nine week period ended June 27, 1998 includes the nine week period ended June 27, 1998 (subsequent to the Acquisition) and the thirty week period ended April 28, 1998 (prior to the Acquisition). Results of operations following the Acquisition are significantly different principally as the result of (i) changes in the amounts of depreciation and amortization caused by purchase accounting adjustments, (ii) increased interest expense in respect of amounts borrowed to consummate the Acquisition and (iii) reductions in income tax caused by changes in corporate structure.

      Operating results for fiscal 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued improvement in sales volume, (ii) continued implementation of cost savings program designed to improve profitability, and (iii) fluctuations in interest rates.

Results of Operations

Thirteen week period ended July 3, 1999 compared to the thirteen week period ended June 27, 1998.

      Net sales for the thirteen week period ended July 3, 1999 were $207.4 million as compared to $225.1 million to the thirteen week period ended June 27, 1998, a decrease of $17.7 million or 7.9%. This decrease was primarily associated with reduced unit sales compared to 1998. Although net sales decreased as compared to 1998, sales backlog at July 3,1999 was higher than at April 3, 1999. Management believes this increase in backlog was associated with a strong market and new products introduced at the CONEXPO Trade Show.

      Gross profit as a percentage of net sales decreased to 18.9% for the thirteen week period ended July 3,1999 from 20.9% for the thirteen week period ended June 27,1998 after excluding a $10.0 million charge in 1998 for the write-off of purchase accounting adjustments related to inventory recorded in the Acquisition. This decrease

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily resulted from the reduced unit sales and inefficiencies associated with our new business systems offset by benefits received from our cost savings program.

      Selling, engineering, general and administrative expenses for the thirteen week period ended July 3,1999 were $31.8 million compared to $36.9 million for the thirteen week period ended June 27,1998. This decrease was primarily associated with reductions from our cost savings program offset by approximately $1.6 million of consulting costs in 1999, and approximately $0.9 million of consulting costs in 1998. Also, selling, engineering, general and administrative expenses decreased as a percentage of net sales to 15.3% in 1999 from 16.4% in 1998. This decrease was primarily attributable to the cost savings program, offset by the reduced unit sales.

      Income from operations decreased $2.8 million to $7.3 million for the thirteen week period ended July 3, 1999 from $10.0 million in thirteen week period ended June 27, 1998 after excluding the 1998 $10.0 million inventory charge described above. This decrease is primarily due to the reduction in unit sales discussed above.

      Interest and debt issuance expense increased to $11.9 million for the thirteen week period ended July 3, 1999 from $8.9 million for the thirteen week period ended June 27, 1998. This increase was primarily due to the debt incurred to finance the Acquisition and the change in the Company's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

      Other income (expense), net increased to income of $0.7 million for the thirteen week period ended July 3, 1999 from an expense of $1.5 million for the thirteen week period ended June 27, 1998.

      Income taxes were $1.9 million for the thirteen week period ended July 3, 1999 as compared to $1.0 million for the thirteen week period ended June 27, 1998. This increase was primarily due to the improved operations of our foreign subsidiaries.

Thirty-nine week period ended July 3, 1999 compared to the thirty-nine week period ended June 27, 1998

      Net sales for the thirty-nine week period ended July 3, 1999 were $557.7 million as compared to $631.0 million for the thirty-nine week period ended June 27, 1998, a decrease of $73.3 million or 11.6%. This reduction primarily resulted from reduced unit sales during 1999 and the repositioning of certain aerial work platform manufacturing operations from the Sunderland U.K. facility to our United States facility during the first half of fiscal year 1999. However, as previously discussed, sales backlog has increased at the end of July 3, 1999 as compared to April 3,1999. Management believes this increased backlog was associated with a strong market and new products introduced at the CONEXPO Trade Show.

      Gross profit as a percentage of net sales decreased to 18.8% for the thirty-nine week period ended July 3, 1999 from 20.8% in the thirty-nine week period ended June 27,1998, after excluding the 1998 $10.0 million inventory charge discussed above. This decrease was primarily due to the reduced unit sales and inefficiencies associated with implementation of the new management information systems.

      Selling, engineering, general and administrative expenses for the thirty-nine week period ended July 3, 1999 were $95.7 million compared to $103.5 million for the thirty-nine week period ended June 27, 1998. This decrease was primarily associated with reductions from our cost savings program, offset by increased consulting costs of approximately $5.4 million in 1999 as compared to $0.9 million of consulting costs in 1998. However, selling, engineering, general and administrative expenses increased as a percentage of net sales to 17.1% in 1999 from 16.4% in 1998. This increase was primarily attributable to the reduced unit sales offset by our cost savings program.

      Income from operations decreased to $8.8 million for the thirty-nine week period ended July 3, 1999 from $28.0 million in the thirty-nine week period ended June 27, 1998 after excluding the 1998 $10.0 million inventory charge discussed above. In addition, the reduced unit sales decreased income from operations.

      Interest and debt issuance expense increased to $35.6 million for the thirty-nine week period ended July 3, 1999 from $10.8 million for the thirty-nine week period ended June 27,1998. This increase was primarily due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the debt incurred to finance the Acquisition and the change in the Company's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

      Other income (expense), net increased to income of $3.0 million for thirty-nine week period ended July 3, 1999 from an expense of $3.2 million for the thirty-nine week period ended June 27, 1998 primarily due to a loss in 1998 on the sale of land and buildings prior to the Acquisition. Immediately after the sale, Hanson leased the property back to the Company.

      Income taxes were $4.7 million for the thirty-nine week period ended July 3, 1999 as compared to $12.2 million for the thirty-nine week period ended June 27, 1998. This decrease was primarily related to the Company's structure as a limited liability company following the Acquisition.

Backlog

      Net sales backlog as of July 31, 1999 was $212.4 million as compared to $231.4 million at August 1, 1998.

Liquidity and Capital Resources

      Grove Holdings LLC is a holding company whose operations are conducted through its domestic and foreign subsidiaries. The liquidity requirements of Grove Holdings LLC consists primarily of debt related payments and operating cash requirements.

      The debt related payments consist principally of principal and interest on outstanding indebtedness. The operating cash requirements of the Company consist principally of working capital requirements and capital expenditures. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under the Company's revolving credit facility, if necessary, will be adequate to meet liquidity requirements. The ability to meet such liquidity requirements could be impaired if the Company were to fail to comply with any covenants contained in (i) its credit agreement and such noncompliance was not cured or waived by the lenders or (ii) in its indenture. The Company was in compliance with covenants set forth in the credit agreement as of July 3, 1999.

      Cash and cash equivalents decreased $24.3 million during 1999 to $10.0 million at July 3, 1999 from $34.3 million at October 3, 1998 primarily due to cash used for net operating assets associated with the reduced operating results. Working capital decreased $32.8 million during 1999 to $157.4 million at July 3, 1999 from $190.2 million at October 3, 1998 primarily due to the reduction in cash as discussed above. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $9.0 million during 1999 to $266.6 million at July 3, 1999 from $257.6 million at October 3, 1998 primarily due to an increase in inventories and a decrease in accounts payable. The increase in inventories is primarily due to inventory part shortages that the Company has experienced and the increased sales backlog at July 3, 1999. The decrease in accounts payable is primarily due to the timing of cash payments.

      Cash flow provided by operating activities decreased to a use of $1.8 million for the thirty-nine week period ended July 3, 1999 as compared to cash provided of $71.5 million for the thirty-nine week period ended June 27, 1998, primarily due to the reduced 1999 operating results and the sale of notes receivable in 1998.

      During the thirty-nine weeks ended July 3, 1999, the Company received a payment from Hanson of $10.5 million in final settlement of the purchase price, made $12.0 million of payments on its bank loan and borrowed $10.0 million in short-term borrowings. Capital expenditures were approximately $6.1 million for the thirty - nine weeks ended July 3. 1999 and are expected to be approximately $10.0 million for fiscal 1999.

Certain Subsidiaries of Grove Holdings LLC

      In connection with the Acquisition, Grove Holdings LLC and its wholly owned subsidiary, Holdings

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital, a Delaware corporation, issued the Senior Discount Debentures. Holdings Capital was organized as a direct wholly owned subsidiary of Grove Holdings LLC for the purpose of acting as a co-issuer of the Senior Discount Debentures and was also a co-registrant of the registration statement for the Senior Discount Debentures. This was done so that certain institutional investors to which the Debentures were marketed, that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Grove Holdings LLC, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Senior Discount Debentures. Holdings Capital has no assets, no liabilities (other than the Senior Discount Debentures), and no operations. Holdings Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Senior Discount Debentures should not expect Holdings Capital to participate in servicing the interest and principal obligations on the Senior Discount Debentures.

      No separate financial statements of Holdings Capital are included in this report. Grove Holdings LLC considers that such financial statements would not be material to investors.

      The ability of Grove Holdings LLC's subsidiaries to make cash distributions and loans to Grove Holdings LLC and the Subsidiary Guarantors is not significantly restricted under the terms of the Senior Discount Debentures, or the Indenture governing the Senior Discount Debentures.

Management Information Systems and the Impact of Year 2000

      Many computer programs and microprocessors use two digits rather than four to define the applicable year. Computer programs that have date-sensitive software and microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This phenomenon could cause a disruption of operations, including, among other things, a temporary inability to use manufacturing equipment, send invoices or engage in similar normal business activities.

      In fiscal 1995, the Company conducted a Year-2000 assessment of all management information systems used at its crane and aerial work platform facilities in the Untied States, United Kingdom and Germany. Upon completing this review in October 1995, the Company launched the Year-2000 project, a campaign designed to replace all existing software and hardware that was not Year-2000 compliant. In addition to replacing all business application software and hardware, the Year-2000 project was designed to provide improved business processes and procedures.

      The Company determined that it did not need to implement the Year-2000 project at our National Crane facility in Waverly, Nebraska. Instead, National Crane upgraded all of its existing hardware and software and converted all of its data. Management believes the completion of this upgrade has rendered all of National Crane's major computer systems Year-2000 compliant.

      The Company also polled the manufacturers of its computerized numerical control manufacturing/production equipment. These manufacturers have informed us that there are no Year-2000 issues with respect to these computerized numerical control equipment at the Shady Grove, Pennsylvania and Waverly, Nebraska facilities. The Company is also conducting an internal review of its computerized numerical control equipment to confirm the equipments' Year-2000 readiness. Although the Company believes that the Year-2000 issue will not have a material adverse impact on its computerized numerical control equipment, there can be no assurance that it will not.

      The Company has also evaluated all of its non-information technology systems for their state of readiness for proper operation in the year 2000. The Company believes that the majority of its non-information technology systems are Year-2000 compliant. The Company expects that all non-information technology systems that are not yet Year-2000 compliant will be compliant by September 1999.

      In addition, the Company initiated communications with suppliers and customers to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year-2000 issues. There can be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

no guarantee that the systems of other companies on which the Company systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on the Company. However, based on its current assessment, the Company believes that the Year-2000 issue will not have a material adverse impact on our future results of operations or financial conditions, although there can be no assurance that this will be the case.

      The Company is in the process of developing a business contingency plan to address Year-2000 risks. Although the Company expects to complete the plan by fall 1999, the Company will continue to enhance and revise the plan, as appropriate, throughout the remainder of 1999 and into the year 2000. The contingency plan will include identification of critical processes, risk assessment and response techniques in the event of a system failure. The Company's planned response to "worst case scenario" system failure includes designating emergency response personnel to address and correct any unforeseen problems, identification of alternate sources of supply, manual processing of transactions, manual control of production processes and where practical, the stockpiling of raw materials and finished goods in those instances where a high risk of a supply failure is suspected. In addition, the Company is considering obtaining back-up power sources to keep core computer systems functioning in the event local utility companies are no longer operational. In certain cases, especially global infrastructure failures, there may be not practical alternative courses of action available to the Company that will permit resumption of an interrupted business activity.

      The Company expects to complete the Year-2000 project in September 1999. The Company expects the project will have a total cost of approximately $38.0 million, of which approximately $36.0 million had been spent as of July 3, 1999. If the Year-2000 project is delayed, the Company will have to shorten its planning horizons and replace certain computerized functions, like inventory and work-in-process tracking, billing and order processing, with manual systems. Any delay in completing the project could result in part shortages and slow the delivery of products to our customers. The Company believes that all of our major computer systems will be rendered Year-2000 complaint. If the Company does not complete the modifications and conversions in a timely manner, the Year-2000 issue could have a material impact on the Company's operations.

New Accounting Standards

      Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the year ended 1999 reporting. The Company is evaluating the impact, if any, the standard will have on its present segment reporting.

      In February 1998 the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revised the required disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS No.132 for the year ended October 2, 1999 reporting.

      In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, established new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt the statement in fiscal year 2001.

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

      As of July 3, 1999, the Company had $178.0 million of term debt outstanding under its credity facility which bears interest at LIBOR plus 2.50% (7.69%) and $10.0 million of revolver debt under its credit facility which bears interest at LIBOR plus 2.25% (7.44%). In addition, the Company has $225.0 million of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25% and $57.1 million of Senior Discount Debentures outstanding bearing interest at fixed rate of 11.625%.

      The Company has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement, the Company will receive on a $100.0 million notional amount, three month LIBOR and be paid 6.5% anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps the Company's exposure on $100.0 million of its floating rate debt at 6.5% plus the applicable margin.

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

      In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of July 3, 1999, the Company was party to 7 such contracts with an aggregate value of $5.8 million. These forward contracts generally have average maturities of less than three months. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

      The Company does not have any commodity contracts.

Part II - Other Information

Item 1.     Legal Proceedings

            The Company is involved in various legal proceedings which have arisen in the normal course of its operations. The outcome of these legal proceedings, if determined adversely to the Company, is unlikely to have a material adverse effect to the Company. The Company is also subject to product liability claims for which it believes it has adequate insurance.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

27(a)       - Financial Data Schedule for the quarter ended July 3, 1999.
              (Filed herein).

      (b)   Grove Holdings LLC has filed the following Current Reports on Form
            8-K:

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GROVE WORLDWIDE LLC


Date: August 17, 1999                          By: /s/ Stephen L. Cripe
                                                   -----------------------------
                                                   Stephen L. Cripe
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)