Form 10-K405
period 1999-10-02
GROVE HOLDINGS LLC
filed 2000-01-03
CIK 1064527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended October 2, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ___________ to ___________

                        Commission File Number: 333-57609
                                                ---------

                               GROVE HOLDINGS LLC
                               ------------------
             (Exact name of Registrant as specified in its charter)



                    DELAWARE                                                        52-2089667
-------------------------------------------------------------          -----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

1565 BUCHANAN TRAIL EAST  SHADY GROVE, PENNSYLVANIA                    17256
---------------------------------------------------                    ---------
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:                    (717) 597-8121
                                                                       --------------


Securities registered pursuant to Section 12(b) of the Act:            NONE

Securities registered pursuant to Section 12(g) of the Act:            NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      ---

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of

Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. NONE

Documents incorporated by reference: NONE

                               GROVE HOLDINGS LLC
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999

                                      PAGE

                                     PART I



Item 1.      Business.                                                                  1
Item 2.      Properties.                                                                8
Item 3.      Legal Proceedings.                                                         9
Item 4.      Submission of Matters to a Vote of Security Holders.                       9

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.                                                       9
Item 6.      Selected Financial Data.                                                  10
Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                            11
Item 7A.     Quantitative and Qualitative Disclosures about
             Market Risk.                                                              19
Item 8.      Financial Statements and Supplementary Data.                              21
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                                      21

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.                       22
Item 11.     Executive Compensation.                                                   24
Item 12.     Security Ownership of Certain Beneficial Owners and Management.           26
Item 13.     Certain Relationships and Related Transactions.                           27

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.          29


The following report is qualified in its entirety by, and should be read in conjunction with, the more detailed information and combined and consolidated financial statements of The Grove Companies, the predecessor to Grove Holdings LLC ("Holdings"), and the consolidated financial statements of Holdings including the notes thereto (the "financial statements"), included elsewhere in this report. Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries and includes the acquired business (as defined). The Company's fiscal year ends on the Saturday closest to the last day of September. References to fiscal 1995, fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 1999 refer to the fiscal years ended September 30, 1995, September 28, 1996, September 27, 1997, October 3, 1998 and October 2, 1999, respectively. Reference to the (i) seven months ended April 28, 1998 means the period from September 27, 1997 to April 28, 1998 and (ii) five months ended October 3, 1998 means the period from April 28, 1998 to October 3, 1998. References to historical financial information are to the historical combined and consolidated financial results of the acquired business. See "Item 1. Business--Significant Developments."

No separate financial statements of Grove Holdings Capital, Inc. ("Grove Holdings Capital") are included herein. Holdings believes that such financial statements would not be material to holders of the Debentures (as defined). As of October 2, 1999, Grove Holdings Capital had nominal assets, no liabilities (other than its co-obligation under the Debentures (as defined)) and no operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are discussed throughout this report. Such factors include, among others, the following: (i) substantial leverage, ability to service debt, and compliance with financial covenants in the Company's Bank Credit Agreement; (ii) changing market trends in the mobile hydraulic crane, aerial work platform and truck-mounted crane industries; (iii) general economic and business conditions including a prolonged or substantial recession; (iv) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (v) the ability of the Company to implement operational improvements; (vi) the ability of the Company to obtain financing for general corporate purposes; (vii) competition; (viii) availability of key personnel; (ix) industry overcapacity; and (x) changes in, or the failure to comply with, government regulations. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

GENERAL

Holdings' assets consist solely of membership interests of the Company and capital stock of Grove Holdings Capital. Holdings conducts all of its business through the Company.

The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company's products are used in a wide variety of applications by commercial and residential building contractors, as well as by industrial, municipal and military end-users. The Company's products are marketed to independent equipment rental companies and directly to end-users under three widely recognized brand names -- GROVE CRANE, GROVE MANLIFT and NATIONAL CRANE.

The Company's products are sold in over 50 countries primarily through an established, global network of approximately 240 independent distributors. The Company's major markets are North America (approximately 70% of fiscal 1998 and 65% of fiscal 1999 new equipment sales), Europe (approximately 21% of fiscal 1998 and 4% of fiscal 1999 new equipment sales), Africa and the Middle East (approximately 3% of fiscal 1998 and 26% of fiscal 1999 new equipment sales), Asia (approximately 2% of fiscal 1998 and 2% of fiscal 1999 new equipment sales) and Latin America (approximately 4% of fiscal 1998 and 3% of fiscal 1999 new equipment sales). The Company markets its products through three operating divisions:

       GROVE CRANE (approximately 69%, 66% and 69% of fiscal 1997, fiscal 1998 and fiscal 1999 net sales) designs and manufactures over 30 models of mobile hydraulic cranes. The Company's mobile hydraulic cranes, which are used primarily in industrial, commercial and public works construction, are capable of reaching maximum heights of 372 feet and lifting up to 300 tons.

       GROVE MANLIFT (approximately 23%, 24% and 20% of fiscal 1997, fiscal 1998 and fiscal 1999 net sales) designs and manufactures 40 models of aerial work platforms. The Company's aerial work platforms, which are used primarily in industrial, commercial and construction applications, are capable of lifting people to maximum working heights ranging from 19 to 131 feet. Aerial work platforms elevate workers and their materials more safely, quickly and easily than alternative methods such as scaffolding and ladders.

       NATIONAL CRANE (approximately 8%, 10% and 11% of fiscal 1997, fiscal 1998 and fiscal 1999 net sales) designs and manufactures 10 models of telescoping and 14 models of articulating truck-mounted cranes. The Company's telescoping and articulating cranes, which are used primarily in industrial, commercial, public works and construction applications, are capable of reaching maximum heights of 166 feet and lifting up to 36 tons. Telescoping and articulating cranes are mounted on a standard truck chassis or on a pedestal at a fixed location.

In December 1997, Grove Worldwide was formed as a Delaware limited liability company for the purpose of acquiring, through certain of its subsidiaries, the mobile hydraulic crane, aerial work platform and truck-mounted crane businesses of Hanson Funding (G) PLC ("Hanson") and certain of its subsidiaries (the "Acquired Business"). The principal executive offices of Holdings are located at 1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. The telephone number of the Company's executive offices is (717) 597-8121.

THE ACQUISITION

In March 1998, the Company entered into an agreement (together with the related agreements, the "Acquisition Agreement") to acquire (the "Acquisition"), the Acquired Business for aggregate cash consideration of approximately $583.0 million plus certain assumed liabilities, subject to a post-closing net worth adjustment described below.

On April 29, 1998 (the "Closing Date"), pursuant to the Acquisition Agreement, the Company acquired the Acquired Business. Cash funding requirements to consummate the Acquisition, including the payment of related fees and expenses, were approximately $605.1 million, which were provided by: (i) $210.1 million of borrowings under a $325.0 million credit facility among the Company and certain banks (the "Bank Credit Facility"); (ii) $225.0 million of estimated gross proceeds to the Company from the offering of its 9 1/2% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes"); (iii) the issuance by Holdings of $50.0 million in gross proceeds of its 11 5/8% Senior Discount Debentures due 2009 (the "Debentures"); and (iv) the issuance of $120.0 million of limited liability company interests of Holdings (the "Holdings Equity Issuance") (collectively, the "Financings"). On the Closing Date, Holdings contributed (the "Equity Contribution") the net proceeds from the Holdings Equity Issuance and the Debenture offering to the Company. The Holdings' equity issuance was generated by Grove Investors LLC ("Grove Investors") through issuance of its equity to its members for $75.0 million and net proceeds of $45.0 million from its issuance of 14 1/2% Senior Debentures due in 2010. The Acquisition, the Financings and the application of the proceeds of the Financings are hereinafter referred to as the "Transactions." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company received approximately $16.8 million and $10.5 million in July 1998 and November 1998, respectively, from Hanson in payment of post closing net worth adjustments.

THE INVESTOR GROUP

Holdings owns all of the limited liability company interests of the Company. Grove Investors owns all of the limited liability company interests of Holdings. All of Grove Investors' outstanding membership interests are owned by (i) FW Grove Coinvestors, L.P., (ii) Oak Hill Strategic Partners, L.P., formerly known as FW Strategic Partners, L.P., (iii) GGEP-Grove, L.P., (iv) Michael L. George,
(v) institutional investors and (vi) members of senior management (collectively, the "investor group").

FW Grove Coinvestors is a limited partnership formed in order to acquire Grove Investors' membership interests. Keystone, Inc. ("Keystone"), the principal investment entity of Robert M. Bass, is a limited partner of FW Grove Coinvestors. In addition, certain principals of Keystone and its related entities are limited partners in a partnership which is a limited partner of FW Grove Coinvestors.

Oak Hill Strategic Partners is a limited partnership that invests primarily in public and private debt and equity securities. Oak Hill Strategic Partners was formed by certain principals and employees of Keystone and its related entities.

GGEP-Grove is an entity that was formed by certain principals and employees of the George Group Inc., an acquisition and management consulting firm that applies its strategic and operations management expertise to manufacturing businesses. The George Group is the general partner of GGEP-Grove. Michael L. George is the Chief Executive Officer of the George Group and its majority shareholder.

PRODUCTS

MOBILE HYDRAULIC CRANES (GROVE CRANE)

GROVE CRANE manufactures over 30 models of mobile hydraulic cranes, which are used primarily in the industrial, commercial and public works construction and in maintenance applications to lift material at job sites. There are four main types of mobile hydraulic cranes: (i) Rough-Terrain, (ii) All-Terrain, (iii) Truck-Mounted and (iv) Industrial. In addition, Grove Crane produces three models of specialty cranes for the U.S. Department of Defense.

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

ALL-TERRAIN CRANES are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. Grove Crane produces nine models of all-terrain cranes capable of working heights of up to 374 feet and maximum load capacities of up to 300 tons.

TRUCK-MOUNTED CRANES are designed to provide simple set-up, long reach high capacity booms and the capability of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. Grove Crane produces eight models of truck-mounted cranes, believed to be the broadest such line in the world, capable of working heights of up to 248 feet and maximum load capacities of up to 120 tons.

INDUSTRIAL CRANES are designed primarily for plant maintenance, storage yard and material handling jobs. Grove Crane produces three models of industrial cranes capable of working heights of up to 74 feet and maximum load capacities of up to 15 tons.

AERIAL WORK PLATFORMS (GROVE MANLIFT)

Grove Manlift manufactures over 40 models of aerial work platforms which elevate workers and their materials more safely, quickly and easily than alternative methods such as scaffolding and ladders. The work platform is mounted to either a telescoping or articulating boom or to a vertical scissor or mast lift mechanism. The boom lifting mechanism is mounted on a chassis powered by electric motors or gas, diesel or propane engines. The Company manufactures five types of aerial work platforms: (i) Scissor Lift, (ii) Articulating Boom, (iii) Telescoping Boom, (iv) Vertical Mast and (v) Personnel Lifts.

SCISSOR LIFTS have a work platform that is mounted on top of a scissor type lifting mechanism. The lifts are designed to set up and move quickly from job to job in construction, industrial and commercial settings. Grove Manlift produces 11 models of scissor lifts capable of working heights of up to 46 feet and maximum load capacities of up to 1,750 pounds.

ARTICULATING BOOM LIFTS have a work platform that is mounted on top of a jointed boom. These lifts are used primarily in the industrial and construction settings where articulation allows users to access elevated areas over machines or structural obstacles. Grove Manlift produces ten models of articulating boom lifts capable of working heights of up to 131 feet with maximum load capacities of up to 600 pounds.

TELESCOPING BOOM LIFTS have a work platform that is mounted on top of a telescoping boom and designed for strength, rigidity and resistance to deflection. These lifts are used primarily outdoors in residential, commercial and industrial construction and maintenance projects. Grove Manlift produces ten models of telescoping boom lifts capable of working heights of up to 116 feet with maximum load capacities of up to 700 pounds.

VERTICAL MAST LIFTS have work platforms that are either mounted on top of fork-lift type devices or on push-around type devices. These lifts are designed for use by workers for general purpose indoor maintenance. Some models are for vertical lifting applications only, while others also have out-reach capabilities. Grove Manlift produces 14 models of vertical mast lifts capable of working heights of up to 46 feet with maximum load capacities of up to 600 pounds.

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

In fiscal 1999, 71% of the Company's unit sales of mobile hydraulic cranes were derived from units shipped to North American and Latin American distributors and end users. The Company has longstanding relationships with its 45 North American and 24 Latin American distributors. Shipments to Europe comprised approximately 21% of the Company's shipments in fiscal 1999 through three Company stores, located in the U.K., Germany and France, and 42 third-party distributors. In fiscal 1999, shipments to Asia, Africa and the Middle East comprised approximately 2%, 2% and 4% of the Company's unit shipments, respectively.

AERIAL WORK PLATFORMS

In fiscal 1999, aerial work platforms sold by North American distributors represented approximately 66% of the Company's unit sales of aerial work platforms. The Company has 65 authorized distributors in 187 locations across North America providing coverage in most major markets. For fiscal 1999, sales to customers in Europe represented approximately 36% of the Company's units shipped of aerial work platforms. The Company's 13 European dealers include independent and Company-owned distributors. Three Company locations in the U.K., Germany and France and a major independent distributor in the Netherlands collectively accounted for more than 70% of aerial work platform net sales in Europe.

Asian customers purchased approximately 2% of the Company's units shipped in fiscal 1999. Asia is supported by authorized distributors located in Hong Kong, India, Indonesia, Korea, the Philippines, Singapore/Malaysia, Taiwan, Thailand and Vietnam and a Company-owned distribution facility in Penrith, Australia. Latin American customers purchased approximately 3% of the Company's units shipped in fiscal 1999, while African and Middle Eastern customers purchased less than 1% of the Company's units during the same period.

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

For the fiscal years ended September 27, 1997, October 3, 1998 and October 2, 1999, approximately 19%, 24% and 22%, respectively, of the Company's revenues were generated from sales to six major customers, with no one customer accounting for more than 10% of total revenue. Approximately 11% and 13% of the outstanding accounts and notes receivable balance as of October 3, 1998 and October 2, 1999, respectively, were due from these customers.

DEALER FINANCING PROGRAM

The Company offers certain of its distributors terms of up to one year. Units sold under this program generate secured notes receivable, which the Company sells, from time to time, to a third-party financial institution. The terms of the notes provide that if the distributor sells the equipment prior to the maturity of the notes, the notes must be repaid immediately along with any interest accrued thereon.

The Company has an agreement with a major international bank to sell up to $65.0 million of notes receivable generated from sales of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes on credit terms of up to one year on a revolving basis. The bank purchases the notes receivable at face value on a 90% non-recourse basis. The agreement requires the Company to purchase credit insurance on behalf of the third-party to insure the 90% risk assumed by the bank. The Company retains 10% of the credit risk. Subsequent to year-end, the Company entered into an agreement with another major international bank to sell up to $50.0 million of notes receivable.

ENGINEERING AND DESIGN

The Company's team of engineers focuses on developing innovative, high performance, low maintenance products that create significant brand loyalty among customers. Design engineers work closely with the Company's manufacturing and marketing staff, enabling the Company to quickly identify changing end-user requirements, implement new technologies and effectively introduce product innovations. The Company spent approximately $15.4 million, $14.1 million and $12.4 million in fiscal 1997, fiscal 1998 and fiscal 1999, respectively, on Company-sponsored research and development activities.

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


   OPERATING
   DIVISIONS                 PRODUCTS                                    PRIMARY COMPETITORS
-----------------     -----------------------  -------------------------------------------------------------------------

Grove Crane           Mobile Hydraulic Cranes  Liebherr Werk Nenzing, Link-Belt Construction Equipment Co.,
                                               Mannesman Dematics, Tadano Ltd. and Terex Corporation ("Terex")

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

CYCLICALITY

The Company markets a large portion of its products in North America and Europe, and historically, sales of products manufactured and sold by the Company have been subject to cyclical variations caused by, among other things, cyclical changes in general economic conditions and, in particular, in conditions in the construction industry. During periods of expansion in construction activity, the Company generally has benefited from increased demand for its products. Conversely, during recessionary periods, the Company has been adversely affected by reduced demand for such products. Downward cycles may result in reduction of the Company's new unit sales and pricing, which may materially and adversely impact the Company's results of operations.

BACKLOG

The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of October 2, 1999 was approximately $178.3 million compared to total backlog as of October 3, 1998 of $163.3 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

EMPLOYEES

As of October 2, 1999, the Company had a total of approximately 4,141 employees, of which approximately 3,054 were employed in the United States. Approximately 33% of the Company's employees are represented by labor unions. In the United States, workers at the Company's Waverly, Nebraska facility are organized and are subject to a collective bargaining agreement that expires on June 9, 2002. Certain employees at the Company's Wilhelmshaven, Germany and Tonneins, France facilities are also organized under the host country's labor laws. The collective bargaining agreements covering the Wilhelmshaven, Germany employees will not terminate unless due notice is given by either party pursuant to special provisions within the collective bargaining agreements, but are subject to renegotiation at various times. Throughout all facilities, the Company considers its relations with its employees and union representatives to be good.

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

INTELLECTUAL PROPERTY

The Company's products are sold primarily under the logo "G-Registered Trademark-", and the trademarks GROVE-Registered Trademark-, G GROVE WORLDWIDE-Registered Trademark-, GROVE MANLIFT-Registered Trademark-, MANLIFT-Registered Trademark-, G MANLIFT-Registered Trademark-, G MEGATRAK-TM-, MAXX-Registered Trademark-, SUPER-MAXX-Registered Trademark-, TOUCAN-Registered Trademark-, and YARDBOSS-TM-. The Company owns a number of patents and trademarks relating to the products it manufactures that have been obtained over a number of years.

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

The following table outlines the principal facilities owned or leased by the
Company:


                                                                                      Approximate
          Facility Location                          Type of Facility                Square Footage     Owned/Leased
---------------------------------------  -----------------------------------------  ----------------- ------------------

Shady Grove, Pennsylvania                Manufacturing/ Headquarters                       1,165,600        owned
Quincy, Pennsylvania                     Manufacturing                                        40,100        owned
Chambersburg, Pennsylvania               Office/Storage                                       81,000        owned
Waverly, Nebraska                        Manufacturing/ Headquarters                         303,800        owned
Antwerp, Belgium                         Warehouse/Machine and Parts Storage                 107,600       leased
Sunderland, U.K.(1)                      Warehouse/Office                                    102,200       leased
Wilhelmshaven, Germany(2)                Manufacturing/ Storage/Office                       410,400      owned/leased
Langenfeld, Germany(3)                   Storage/Office/ Field Testing                        80,300       leased
Tonneins, France(4)                      Manufacturing/ Storage/Office                       101,900      owned/leased
Osny, France                             Storage/Repair/Office                                43,000        owned


(1) The lease for the Sunderland facilities expires on December 31, 1999. In October 1999, the Company's UK subsidiary has signed an agreement to lease, and plans to relocate to a nearby facility.

(2) The buildings are owned by the Company and the underlying land is leased from the Federal Republic of Germany and Friedrich Krupp AG Hoesch Krupp ("Krupp"). The lease with the Federal Republic of Germany expires December 31, 2043 and the lease with Krupp expires December 31, 2042.

(3) The lease at Langenfeld, Germany runs year to year, through July 31, 2000. Unless the Company gives notice of intent to vacate the facility by January 31, 2000, the lease will automatically extend for an additional year, through July 31, 2001.

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

The obligations of the Company under the Bank Credit Facility are secured by a mortgage on certain of the Company's owned, domestic real properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Grove Investors, the sole holder of Grove Holdings' membership interests, approved and ratified the following: (i) on January 29, 1999, the adoption of a Phantom Share Appreciation Rights Plan for selected employees of Grove Worldwide.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HOLDERS

There is no established trading market for the membership interests of Holdings. Holdings owns all of the limited liability company interests of the Company and Grove Investors owns all of the limited liability company interests of Holdings. For certain information concerning the ownership of the limited liability company interests of Grove Investors, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

MARKET INFORMATION

No dividends have been paid on the Holdings' membership interests. The Company's borrowing arrangements limit the ability of the Company to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Holdings (i) as of and for each of the fiscal years ended September 30, 1995, September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 (the "Predecessor Periods"), as of and for the five months ended October 3, 1998 and the fiscal year ended October 2, 1999 (the "Successor Period"). As a result of the Acquisition, which was accounted for using the purchase method, results of operations for the Successor Period are not comparable with those for the Predecessor Periods. The selected historical financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes thereto included elsewhere in this report.


                                                   PREDECESSOR                                 HOLDINGS
                                 --------------------------------------------------------    ----------------------------
                                                                             SEVEN MONTHS    FIVE MONTHS
                                                                                ENDED           ENDED
                                                                              APRIL 28,      OCTOBER 3,
                                     1995          1996          1997            1998            1998           1999
                                 -------------  ------------  ------------   ------------    ------------  -------------
                                                                (Dollars in thousands)


Statement of operations data (1):

     Net sales                 $      503,815  $    794,209  $    856,812   $    476,200     $   393,779    $   781,229
     Gross profit (2)                 126,589       185,079       203,273         98,863          58,015        147,782
     Operating expenses                88,216       134,459       135,382         79,041          61,189        131,584
     Income (loss) from
         operations                    38,373        50,620        67,891         19,822          (3,174)        16,198
     Net income (loss) (3)             16,769        25,448        42,220           (395)        (26,600)       (32,059)

Balance sheet data (at period end):

     Cash and cash equivalents         18,685         8,184         5,024             --          34,289         16,864
     Total assets                     652,000       730,158       881,496             --         912,430        863,373
     Total debt                            --         7,443         7,265             --         482,562        491,000
     Total invested capital           467,306       502,554       628,492             --          95,412         47,562

Other data:
     Depreciation and
         amortization (4)              13,765        17,313        17,985         11,399           8,213         18,537
     Capital expenditures               7,385        19,443        32,491         19,521           7,230          9,405
     Sales backlog at end
         of period                    208,152       185,237       229,513        268,682         163,314        178,300


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

(3) Includes losses by the Company's Sunderland U.K. facility of $14,085, $5,999 and $3,554 for the seven months ended April 28, 1998, five months ended October 3, 1998 and year ended October 2, 1999, respectively. Effective December 1998, the Company ceased manufacturing operations at its Sunderland, United Kingdom facility due to recurring operating losses.

(4) Depreciation and amortization excludes depreciation on equipment held for rent.

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

Operating results for fiscal 1999 were below historical results. Lower sales volume by each of the Company's product lines together with significant inefficiencies in its Shady Grove manufacturing operations, caused by the implementation of new information systems, were the principle reasons for the decline. The inefficiencies in its Shady Grove manufacturing operations caused longer production lead times and hurt the Company's ability to take advantage of market opportunities. While the Company has significant capital with which to operate, the Company needed to negotiate an amendment to its Bank Credit Facility to modify certain financial covenants to make them less restrictive. See "Liquidity and Capital Resources."

Management of the Company has undertaken a number of initiatives which it believes will improve operating results during fiscal 2000 including (i) the termination of approximately 170 employees which should create annual cost savings of approximately $11 million, (ii) the closing of the Sunderland manufacturing facility which should improve income from operations by approximately $3.6 million and (iii) the completion of certain systems implementation and operational improvement programs which should reduce outside consulting costs by approximately $8 million. Management believes that the combination of these initiatives, together with improved efficiencies at the Company's Shady Grove manufacturing facilities, will enable the Company to improve operating results and cash flows. However, there can be no assurance that the actions taken by the Company will improve fiscal 2000 operating results. In the event that results do not improve, the Company may need to seek further modifications of the financial covenants contained in its Bank Credit Facility.

RESULTS OF OPERATIONS

For financial reporting purposes, the Acquisition created a new basis of accounting and, accordingly, the Company was required to report results prior to the Acquisition separate from results subsequent to the Acquisition. For purposes of the following discussion of the Company's results of operations, the Company has compiled certain financial information for the fiscal year ended October 3, 1998 by combining results of operations for the seven months ended April 28, 1998 (prior to the Acquisition) with those for the five months October 3, 1998 (subsequent to the Acquisition). In connection with the Acquisition, the Company was formed as a limited liability company and its capital structure was changed significantly. Accordingly, comparisons of interest, taxes, and net income for fiscal 1998 relative to fiscal 1997 would not be meaningful and are therefore not presented.

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

The following is a summary of net sales for the periods indicated (dollars in millions):

                                                   Fiscal Year
                                        ------------------------------------
                                           1997         1998        1999
                                        -----------  -----------  ----------
New equipment sold (1)                $      670.1  $     679.5  $    591.5
After-market                                 125.8        123.2       126.2
Other (2)                                     60.9         67.3        63.5
                                        -----------  -----------  ----------
                Net sales             $      856.8  $     870.0  $    781.2
                                        ===========  ===========  ==========

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

Set forth below is certain information regarding the Company's results of operations for fiscal 1997, fiscal 1998 and fiscal 1999 (dollars in thousands).


                                                                                              FISCAL YEAR
                                                                            ---------------------------------------------
                                                                               1997            1998             1999
                                                                            ------------    ------------    -------------

Net sales                                                                $      856,812    $    869,979    $     781,229
Cost of goods sold                                                              653,539         685,394          633,447
Write-off of amounts assigned to inventory in excess of
     historical costs resulting from purchase accounting
     adjustments                                                                     --          27,707               --
                                                                            ------------    ------------    -------------
                Gross profit                                                    203,273         156,878          147,782

Selling, engineering, general and administrative expenses                       124,152         131,762          124,704
Amortization of goodwill                                                          9,054           8,306            6,880
Management fees paid to Hanson                                                    2,176             162               --
                                                                            ------------    ------------    -------------
                Income from operations                                   $       67,891    $     16,648    $      16,198
                                                                            ============    ============    =============


FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES. Net sales decreased $88.8 million, or 10.2%, from $870.0 million for fiscal 1998 to $781.2 million for fiscal 1999. New equipment sales decreased $88 million, or 13.0%, principally as the result of lower unit sales by the Grove Crane and Grove Manlift operating divisions. These declines are principally related to (i) production delays at the Company's Shady Grove manufacturing facilities, which impacted the Company's ability to take advantage of market opportunities and (ii) softer demand for certain products resulting from distributors and rental companies delaying purchasing decisions as the result of uncertainty caused by mergers and acquisitions within the Company's customer base. After-market sales for the Company, including parts and services, increased slightly from fiscal 1998 to fiscal 1999. This increase was due primarily to an increase in parts and service sales and used equipment sales. Other sales for the Company decreased 5.6% as a result of lower sales to the U.S. government, offset to some extent by higher revenues from unit sales that were accounted for as operating leases.

Net sales for the Grove Crane division declined $40.3 million, or 7.0%, from $577.5 million in fiscal 1998 to $537.2 million in fiscal 1999 on lower unit sales. The decline was almost entirely related to sales of North American customers. The impact of lower unit sales was offset to some extent by a shift in product mix to higher sales value units.

Net sales for the Grove Manlift division decreased $40.7 million, or 19.9%, from $204.7 million in fiscal 1998 to $164.0 million in fiscal 1999. Unit sales of aerial work platforms were down as a result of a weaker North American market, partially offset by increases in sales to European customers.

Net sales the National Crane division decreased $7.8 million or 8.9%, from $87.8 million in fiscal 1998 to $80.0 million in fiscal 1999. Net sales to North American customers declined but were slightly offset by an increase in sales to Latin American customers.

GROSS PROFIT. Gross profit, excluding the write-off of amounts assigned to inventory in excess of historical cost in fiscal 1998, decreased $36.8 million, or 19.9%, from $184.6 million in fiscal 1998 to $147.8 million in fiscal 1999, as a result of higher price concessions, lower volume, and inefficiencies caused by the start-up of the Company's new information systems in the United States. These factors contributed to a lower gross margin for fiscal 1999 versus fiscal 1998. Gross profit was also adversely impacted by the closure of the Sunderland U.K. manufacturing facility which incurred losses of $3.6 million for the period ending December 1998, the date of final closure.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses decreased $7.1 million, or 5.4%, from $131.8 million in fiscal 1998 to $124.7 million in fiscal 1999. As a percentage of net sales, selling, engineering, general and administrative expenses were 15.2% in fiscal 1998 and 16.0% in fiscal 1999. Although George Group expenses increased $4.1 million in fiscal 1999, from $2.7 million in fiscal 1998 to $6.8 million in fiscal 1999, the Company's operations improvement program as well as reducing the Company's cost structure through workforce reduction, has more than offset the increases. Fiscal 1999 includes a charge for special one-time early retirement benefits of $2.3 million and a pension and postretirement curtailment gain of $3.3 million.

INCOME FROM OPERATIONS. Income from operations, excluding the write-off of amounts assigned to inventory in excess of historical costs in fiscal 1998, decreased $28.2 million. The declines were principally related to lower operating profits by the Grove Crane division caused by the factors described above.

INTEREST INCOME (EXPENSE), NET. Net interest expense increased $21.2 million in fiscal 1999 as compared to fiscal 1998 as the result of a full year of interest expense on borrowings under the Bank Credit Facility and the Senior Subordinated Notes in fiscal 1999 as compared to only five months in fiscal 1998.

INCOME TAXES. The Company's business is operated as a limited liability company organized under the laws of Delaware, as a result of which (i) Grove Worldwide LLC is not itself subject to income tax, (ii) the taxable income of the mobile hydraulic crane, aerial work platform and truck-mounted crane businesses in the United States is allocated to the equity holders of Grove Worldwide, and (iii) such equity holders are responsible for income taxes on such taxable income. The Company intends to make distributions in the form of dividends to equity holders of Grove Worldwide to enable them to meet their tax obligations with respect to income allocated to them by the Company. Income taxes expense for the five months ended October 3, 1998 and fiscal
1999 related principally to the Company's subsidiary in Waverly, Nebraska, which is incorporated as a C-corporation, and the Company's German subsidiary.

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES. Net sales increased $13.2 million, or 1.5%, from $856.8 million for fiscal 1997 to $870.0 million for fiscal 1998. New equipment sales increased $9.4 million or 1.4% principally as the result of higher sales by the Grove Manlift and National Crane operating divisions. After-market sales for the Company, including parts and services, decreased slightly from fiscal 1997 to fiscal 1998. This decrease was due primarily to a modest decrease in used equipment sales partially offset by a slight increase in parts sales. Other sales for the Company increased 10.5% as a result of higher revenue from unit sales that were accounted for as operating leases, partially offset by lower revenues following the completion of a non-recurring contract for crane refurbishment with the Ministry of Defense of the United Kingdom.

Net sales for the Grove Crane division declined $9.5 million, or 1.6%, from $587.0 million in fiscal 1997 to $577.5 million in fiscal 1998 on higher unit sales. The decline in net sales was caused by a shift in product mix and higher price concessions, primarily on mobile hydraulic cranes produced by the Company's Sunderland, U.K. facility. While net sales to North American and European customers remained stable, net sales to Asia declined. The modest decline in net sales to the Asian market was a result of Asia's recent economic crisis.

Net sales for the Grove Manlift division increased $5.9 million, or 2.9%, from $198.8 million in fiscal 1997 to $204.7 million in fiscal 1998. Unit sales of aerial work platforms were down; however, net sales increased as a result of improved sales mix.

Net sales for the National Crane division increased $16.8 million, or 23.6%, from $71.0 million in fiscal 1997 to $87.8 million in fiscal 1998. Net sales increased as the result of increased production capacity as well as significantly increased demand for higher priced models.

GROSS PROFIT. Gross profit, excluding the write-off of amounts assigned to inventory in excess of historical cost in fiscal 1998, decreased $18.7 million, or 9.2%, from $203.3 million in fiscal 1997 to $184.6 million in fiscal 1998. The decline in gross profit was attributable to a $14.8 million decline in gross profit at the Company's Sunderland, U.K. facility caused by higher price concessions and lower sales volume available to absorb fixed overhead. The higher price concessions were primarily required to induce the sale of U.K. manufactured products, including 17 all-terrain cranes that were built to order for a customer that refused delivery in fiscal 1998. The sale of the 17 cranes, which were sold for approximately $8.2 million during the second quarter of fiscal 1998, resulted in a loss of approximately $1.5 million.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses increased $7.6 million, or 6.1%, from $124.2 million in fiscal 1997 to $131.8 million in fiscal 1998. As a percentage of net sales, selling, engineering, general and administrative expenses were 14.5% in fiscal 1997 and 15.2% in fiscal 1998. The expense growth occurred broadly across the Company as the result of the impact of the Acquisition on operations. Included in selling, engineering, general and administrative expenses for fiscal 1998 are approximately $2.7 million of George Group expenses and $3.1 million of ownership transition costs related to the sale of the Company and the hiring of new management. Included in selling, engineering, general and administrative expenses for fiscal 1997 are approximately $2.0 million in restructuring charges related to the U.K. crane manufacturing operation.

INCOME FROM OPERATIONS. Income from operations, excluding the write-off of amounts assigned to inventory in excess of historical costs in fiscal 1998, decreased $23.5 million. The declines were principally related to lower operating profits by the Grove Crane and Grove Manlift divisions caused by the factors described above.

GEOGRAPHIC COMPARISONS DURING THE THREE YEARS ENDED OCTOBER 2, 1999.

Net sales to unaffiliated customers by the Company's domestic subsidiaries contributed 68% of the Company's sales in fiscal 1999 and virtually all of its income from operations. Net sales to unaffiliated customers by the Company's domestic subsidiaries decreased by $98.4 million or 15.6% in fiscal 1999 as compared to fiscal 1998. The decline in net sales by the Company's domestic subsidiaries occurred in each of the Company's product lines. Net sales to unaffiliated customers by the Company's foreign subsidiaries increased by $9.6 million or 4.0% in fiscal 1999 as compared to fiscal 1998. The increase in net sales by the Company's foreign subsidiaries was primarily the result of higher aerial work platform sales. Operating losses by the Company's U.K. operations of approximately $5.9 million in fiscal 1999 partially offset operating earnings of the Company's German and French subsidiaries during the same period.

Net sales to unaffiliated customers by the Company's domestic subsidiaries contributed in excess of 70% of the Company's sales in fiscal 1998 and virtually all of its income from operations. Net sales to unaffiliated customers by the Company's domestic subsidiaries increased by $23.8 million or 3.9% in fiscal 1998 as compared to fiscal 1997. The increase in net sales by the Company's domestic subsidiaries occurred by strong sales of aerial work platforms and truck-mounted cranes. Net sales of mobile hydraulic cranes by the Company's domestic subsidiaries were virtually unchanged in fiscal 1998 as compared to fiscal 1997. Net sales to unaffiliated customers by the Company's foreign subsidiaries decreased by $10.6 million or 4.2% in fiscal 1998 as compared to fiscal 1997. The decrease in net sales by the Company's foreign subsidiaries was primarily the result of Sunderland's completion of the Ministry of Defense contract in February 1998. Recurring operating losses by the Company's manufacturing facility in Sunderland, U.K. of approximately $15.9 million in fiscal 1998 exceeded all of the operating earnings of the Company's German and French subsidiaries during the same period.

Net sales to unaffiliated customers by the Company's domestic subsidiaries contributed in excess of 70% of the Company's sales in fiscal 1997 and virtually all of its net income. Recurring operating losses by the Company's manufacturing facility in Sunderland, U.K. of approximately $2.5 million in fiscal 1997 offset virtually all of the operating earnings of the Company's German and French subsidiaries during the same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes.

During fiscal 1999, the Company's operating activities generated approximately $686,000 in operating cash flow. This amount resulted primarily from income from operations before non-cash charges of $49.7 million and declines in the investment in working capital of $5.7 million offset by payments for interest expense of $39.3 million and costs related to the closure of the Sunderland manufacturing facility of $17.3 million.

During fiscal 1999, the Company used $19.3 million in investing activities, consisting of $9.4 million for capital expenditures and $23.8 million for investment in equipment held for rent (due to the operating lease treatment relating to certain sales which are accounted for as operating leases). Such amounts were offset by proceeds from the sales of property and equipment of $3.4 million and the final payment from Hanson of $10.5 million related to the post closing purchase price adjustment. The cash flows used in investing activities were funded from cash resources.

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. Such cash flows are expected to be generated from intercompany interest expense on loans the Company has made to certain of its foreign subsidiaries. The loans have been established with amounts and interest rates to allow for repatriation without restriction or additional tax burden. However, there is no assurance that the foreign subsidiaries will generate the cash flow required to service the loans or that the laws in the foreign jurisdictions will not change to limit repatriation or increase the tax burden of repatriation.

The Company has a $125 million Revolving Credit Facility, expiring in fiscal 2005, permitting it, subject to certain borrowing conditions, to obtain revolving credit loans and issue letters of credit for working capital, acquisitions and general corporate purposes. A portion of the Revolving Credit Facility is available for borrowing in the Eurocurrency markets of British pounds sterling, German marks and French francs and certain other currencies. Subsequent to year end, in order to obtain modification of certain financial covenants to make them less restrictive, the Company negotiated an amendment to the Bank Credit Agreement which provides for (i) higher borrowing and facility fee rates and (ii) a $60 million limitation on the amount of the Revolving Credit Facility available for general corporate purposes until the Company achieves certain operating results. As of October 2, 1999, the Company had available borrowings of $48.9 million under the Revolving Credit Facility, as amended, for general corporate purposes. Without the covenant modifications, the Company would not have been in compliance with one of the financial covenants required by the Bank Credit Facility. For additional information regarding the Revolving Credit Agreement, see Note 10 of Notes to the Combined and Consolidated Financial Statements of the Company.

The Company also has an agreement with a third-party financial institution to sell up to $65.0 million of notes receivable obtained under the Company's special North American Dealer Finance Program. The third-party financial institution purchases the notes at face value on a 90% non-recourse basis. The Company retains 10% of the credit risk. The sale of the notes qualifies as a sale under generally accepted accounting principles and, accordingly, upon sale, the notes receivable are removed from the Company's balance sheet. See Note 4 of Notes to Combined and Consolidated Financial Statements.

Management believes that the Company's income from operations and available borrowings under the Revolving Credit Facility will be sufficient to meet its debt service obligations, capital expenditure requirements and distributions in the form of dividends to equity holders of Grove Holdings to enable them to meet their tax obligations with respect to income allocated to them by the Company for at least the next twelve months. Through April 29, 2004, the Company's annual debt service obligations are limited to (i) principal payments of $2 million plus 75% of excess cash flow as defined in the bank credit agreement; (ii) periodic interest payments on borrowings under the Bank Credit Facility and (iii) and semi-annual interest payments on the 9 1/4% Senior Subordinated Notes. The Senior Discount Debentures require semi-annual cash interest payments beginning November 1, 2003. Holdings will be dependent upon cash distributions from the Company to meet its debt service requirements.

GROVE HOLDINGS CAPITAL, INC.

In connection with the Acquisition, Holdings and its wholly owned subsidiary, Grove Holdings Capital, a Delaware corporation, issued the Senior Discount Debentures. Grove Holdings Capital was organized as a direct wholly owned subsidiary of Holdings for the purpose of acting as a co-issuer of the Senior Discount Debentures and was also a co-registrant of the Registration Statement for the Senior Discount Debentures. This was done so that certain institutional investors to which the Senior Discount Debentures were marketed that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Holdings, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Senior Subordinated Debentures. Grove Holdings Capital has no subsidiaries, nominal assets, no liabilities (other than the co-obligation under the Senior Discount Debentures) and no operations. Grove Holdings Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Senior Discount Debentures should not expect Grove Holdings Capital to participate in servicing the interest and principal obligations on the Senior Discount Debentures.

No separate financial statements of Grove Holdings Capital are included in this report. Holdings believes that such financial statements would not be material to the holders of the Senior Discount Debentures.

The ability of Holdings' subsidiaries to make cash distributions and loans to Holdings is significantly restricted under the terms of the Senior Subordinated Notes, the Indenture governing the Senior Subordinated Notes and the Bank Credit Facility.

BACKLOG

The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of October 2, 1999 was approximately $178.3 million compared to total backlog as of October 3, 1998 of $163.3 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

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

During the past three fiscal years, the Company conducted a Year-2000 assessment of all management information systems. Upon completing this review, the Company implemented a program to replace all existing software and hardware that was not Year-2000 compliant (the "Year-2000 Project"). In addition to replacing all business application software and hardware, the Year-2000 Project provided improved business processes and procedures. The Year-2000 Project was completed in September 1999 and had a total cost of approximately $39.0 million. The Company has also polled the manufacturers of its computerized numerical control ("CNC") manufacturing/production equipment as well as conducted an internal review. In addition, the Company has communicated with suppliers and customers to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year-2000 Issues.

While there is no guarantee that the Company's internal systems are Year-2000 compliant, management believes that it is unlikely that the Company will experience any interruption in information systems or manufacturing processes based on the results of the Year-2000 Project. Due to the general uncertainty inherent in the Year-2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year-2000 issues will have a material impact on the Company's results of operations, liquidity or financial condition. With few exceptions, the Company believes there are alternative sources of supply for all the major components used in the manufacture of its products. The Company's most reasonably likely worst case scenario revolves around the uncertainty with respect to the Year-2000 readiness of the Company's customer base. In the event that there is a material impact on any of its significant customers as a result of Year 2000 issues, such matter could have a material adverse impact on the Company's operating results. The Company intends to assess all significant customers during January 2000 to determine any necessary changes in its production plans.

IMPACT OF CONVERSION BY THE EUROPEAN UNION TO A COMMON CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and to adopt the euro as their common legal currency. Either the euro or a participating country's present currency will be accepted as legal tender until January 1, 2002, from which date forward only the euro will be accepted. The euro currently is an additional currency both in domestic and foreign markets for European businesses domiciled in the European monetary zone. In fiscal 1999, approximately 18% of the Company's revenues were derived from operations in member countries of the European monetary union.

The Company has initiated an assessment of euro-related issues and their impact on information systems, currency exchange rate risk, employment and benefits, taxation, contracts, competition, selling prices and costs, communications, finance and administration. Initially the Company intends to continue to do business in the national currency of the countries adopting the euro. Customers and vendors who wish to do business in the euro are being accommodated by the Company. During fiscal 2000 the Company intends to upgrade its information systems in Germany and France to facilitate its ability to transact all business using the euro by January 1, 2002. After this date all transactions involving the Company with respect to countries participating in the euro conversion will be based solely on the euro. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition.

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

The largest European country which is not currently participating in the euro conversion is the United Kingdom, which, in fiscal 1999, accounted for approximately 7% of the Company's consolidated net sales. The Company is considering the potential impact which the United Kingdom's nonparticipation might have on trading activities with countries participating in the euro conversion as well as on internal United Kingdom operations.

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

CHANGE IN ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Management has not yet evaluated this statement's impact on the Company's financial condition or results of operations. Adoption of this statement will be required for fiscal 2001.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up" Activities. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the fiscal year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. Holdings expects to adopt SOP 98-5 in first quarter of fiscal 2000 by recognizing a charge of $71,000 for the cumulative effect of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Holdings' principal market risk exposure is changing interest rates, primarily changes in short term interest rates. Holdings does not enter into financial instruments for trading or speculative purposes. Holdings' policy is to manage interest rates through use of a combination of fixed and floating rate debt.

Holdings may also use derivative financial instruments to manage its exposure to interest rate risk. A summary of Holdings' principal financial instruments which are subject to interest rate risk at October 2, 1999 is as follows (dollars in thousands):

                                       Amount
                                    outstanding at
                                     October 2,       Interest         Fair
Description                             1999            rate          value
                                    --------------  -------------  -------------
Revolving credit facility            $   10,000       Floating      $  10,000
Term loan facility                      178,000       Floating        178,000
Senior subordinated notes               225,000          9.25%        108,000
Senior discount debentures               88,000        11.625%         17,600



At the Company's option, loans under the Revolving Credit Facility, as amended, (as defined in the Bank Credit Facility) and Term Loan Facility (as defined in the Bank Credit Facility) bear interest (a) in the case of loans in U.S. dollars, at the highest of (x) 1/2 of 1.0% in excess of the Federal Funds Effective Rate (as defined in the Bank Credit Facility) (y) 1.0% in excess of a certificate of deposit rate and (z) the bank's prime rate, plus the applicable margin (as defined in the Bank Credit Facility), or (b) in the case of all loans, the relevant Eurocurrency Rate (as defined in the Bank Credit Facility), plus the applicable margin. The applicable margin will vary based upon the Company's operating results and will range between 1.5% and 3.0% for borrowings under the Revolving Credit Facility and between 2.0% and 3.5% for borrowings under the Term Loan Facility. As of October 2, 1999, the margins for borrowings under the Revolving Credit Facility and Term Loan Facility were 2.5%. Following the Bank Credit Facility amendment, borrowings under the Revolving Credit and Term Loan facilities bear interest at LIBOR plus applicable margins of 3.0% and 3.5%, respectively. The average interest rate on borrowings under the Revolving Credit and Term Loan Facilities were 8.33% and 7.71%, respectively, for the five months ended October 3, 1998 and fiscal 1999.

The Revolving Credit Facility expires in fiscal 2005. The Term Loan Facility matures in fiscal 2006 and must be repaid in semi-annual installments in October and April of each fiscal year in an aggregate amount of (i) $2 million through fiscal 2004, (ii) $88 million during fiscal 2005 and (iii) the balance in fiscal 2006. The Senior Subordinated Notes mature in fiscal 2008. The Senior Discount Debentures mature in fiscal 2009. The Senior Discount Debentures require no cash payments prior to November 2003 except in certain limited circumstances.

The Company has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement the Company will receive, on a $100.0 million notional amount, three month LIBOR and pay 6.5%, anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps the Company's interest rate on $100.0 million of its floating rate debt at 6.5% plus the applicable margin.

Movement in foreign currency exchange rates creates risk to the Company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which the Company does business are the British pound sterling, German mark and French franc.
In addition, changes in currency exchange rates can affect the competitiveness of the Company's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, the Company is most sensitive to changes in the German mark. For fiscal 1999, approximately 32% of the Company's net sales were transacted in foreign currencies, of which approximately 61% was transacted in German marks. During the past three fiscal years, the impact of currency fluctuations has not had significant impact on the Company's results of operations. Based on the Company's overall currency rate exposure at October 2, 1999, a 10% change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent the purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of October 2, 1999, the Company was a party to three such contracts with an aggregate estimated fair value of $4.4 million. These forward contracts generally have average maturities of less than three months. The Company has not taken any actions at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

The Company does not have any commodity contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Combined and Consolidated Financial Statements of Holdings, along with the Report of Independents Accountants, are included on pages F-1 through F-37 of this Form 10-K.

Supplementary data called for by this item is not presented, as it is not applicable to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Grove Investors, as Managing Member, sets the terms of office of the members of the Management Committee of Holdings (the "Holdings Management Committee"). The executive officers of Holdings serve at the discretion of the Holdings Management Committee. The following table sets forth information concerning executive officers of Holdings and the members of the Holdings Management Committee, each of whom is also a member of the Management Committee of Grove Investors (the "Investors Management Committee" and, together with the Company Management Committee, the "Management Committees"):


           NAME               AGE                                 POSITION
---------------------------  -------   --------------------------------------------------------------

Jeffry D. Bust                 46      Chairman and Chief Executive Officer, and Member of each
                                       Management Committee

Stephen L. Cripe               43      Vice President and Chief Financial Officer

Keith R. Simmons               49      Vice President and Secretary

J. Taylor Crandall             45      Member of each Management Committee

Michael L. George              60      Member of each Management Committee

Gerald Grinstein               67      Member of each Management Committee

Steven B. Gruber               41      Member of each Management Committee

Robert B. Henske               38      Member of each Management Committee

Gerard E. Holthaus             50      Member of each Management Committee


Mr. Bust serves as Chairman and Chief Executive Officer of Holdings and serves as a member of each Management Committee, positions he assumed in October 1999 following the departure of Salvatore J. Bonanno. From June 1998 to October 1999, he was President and Chief Operating Officer of Grove Crane, where he was responsible for the business direction of Grove Crane, including directly overseeing the manufacturing, quality, marketing, sales, product support and engineering departments at Grove Crane's Shady Grove, Pennsylvania facility, and indirectly at Wilhelmshaven, Germany and Sunderland, United Kingdom facilities. From November 1994 to June 1998, he served as President and General Manager for Manitowoc Cranes, Inc. and the Lattice Crane Group. From January 1989 to November 1994, he held the positions of Senior Vice President, Mining Equipment Division, and Vice President of Operations for Harnischfeger Corporation. He also held various management positions with FMC Corporation from June 1982 to January 1989.

Mr. Cripe serves as Vice President and Chief Financial Officer of Holdings, a position in which he has served since August 1998. Mr. Cripe is responsible for accounting and control, treasury functions, budgeting and planning and information systems oversight for the Company and its operating companies. From April 1996 to August 1998, he was Vice President of the Tenneco Automotive Group, Lake Forest, Illinois. From 1990 to April 1996, he was Controller for the Industrial Fibers Group of Allied Signal.

Mr. Simmons serves as Vice President and Secretary of Holdings. He has served in this position since October 1999, and is responsible for managing the legal affairs and Human Resources of Grove Worldwide and its operating companies. From May 1995 to October 1999, he was Senior Vice President, General Counsel and Business Development, responsible for managing the legal affairs of the Company, and in conjunction with the operating companies, for developing and implementing external growth initiatives. From April 1992 to May 1995, he was Senior Vice President and General Counsel for Grove Worldwide.

Mr. Crandall serves as a member of each Management Committee. Mr. Crandall has been a Managing Partner of Oak Hill Capital Management, Inc. since November 1998, and the Chief Operating Officer of Keystone since October 1998. Between 1986 and October 1998, he served as Chief Financial Officer and Vice President of Keystone. Since 1991, he has served as a President and a director of Acadia MGP, Inc. Mr. Crandall is a director of Bell & Howell Company, Quaker State Corporation, Specialty Foods, Inc., Washington Mutual, Inc., Integrated Orthopedics, Inc., Physician Reliance Network Inc. and Sunterra Corporation. Mr. Crandall also serves on the Board of Advisors of Oak Hill Strategic Partners, L.P. and on the Investment Committees of Insurance Partners, L.P. and Brazos Fund L.P.

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

Mr. Gruber serves as a member of each Management Committee. Mr. Gruber has been a Managing Partner of Oak Hill Capital Management, Inc. since November 1988, and has been a Managing Director of Oak Hill Partners, Inc. since March 1992. From May 1990 to March 1992, he was a Managing Director of Rosecliff, Inc. Since February 1994, Mr. Gruber has also been an officer of Insurance Partners Advisors, L.P., an investment adviser to Insurance Partners, L.P. Since October 1992, he has been a Vice President of Keystone. From 1981 to 1990, Mr. Gruber was a Managing Director and co-head of High Yield Securities and held various other positions at Lehman Brothers, Inc. Mr. Gruber serves as a director of Superior National Insurance Group, Inc., MVE Holdings, Inc., Reliant Building Products, Inc. and several private companies related to Keystone, Insurance Partners, L.P. and Oak Hill Partners, Inc.

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

MANAGEMENT COMMITTEE SUBCOMMITTEES AND FEES

The Company Management Committee has an executive committee, compensation committee, operating committee, finance committee, and audit/ethics committee. The members of the Company Management Committee and the subcommittees are not compensated for their services as such.

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

Subject to a participant's continued employment with the Company or its affiliates, options granted under the Option Plan will vest over a five year period as follows. For each of the first five fiscal years beginning after the date the options are granted, the options will vest and become cumulatively exercisable with respect to 20% of Grove Investors' membership interests subject to such options on the last day of such fiscal year if the Company and its subsidiaries meet the EBITDA target established for that fiscal year. If the EBITDA actually achieved for a year is less than the EBITDA target for that year, then the vesting schedule for that year will be proportionately reduced. In addition, options will not vest in any year if the actual EBITDA for that year is less than a minimum percentage of the EBITDA target. No options vested during fiscal 1999.

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

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

During fiscal 1999, Grove Investors adopted a Phantom Share Appreciation
Rights (PSAR) Plan for the purpose of (i) attracting and retaining exceptional employees and (ii) enabling such individuals to participate in the long-term growth of the Company. Under this plan, key employees are granted equity appreciation rights (PSAR). Upon the occurrence of a "realization event", generally a change of control, as defined, the holder of the PSAR is paid an amount equal to the fair value of the PSAR over its initial grant price, plus the cumulative dividends paid by the Company since the date of grant. Rights cannot be assigned, sold or transferred and generally vest over a five-year period assuming achievement of certain earnings targets. Rights vest immediately if a realization event occurs. If the employee is terminated due to death, disability, or without cause, the vested portion of the PSAR remains effective and the non-vested portion is canceled. If the employee is terminated for any other reason, the entire PSAR is canceled. The committee that administers the plan has the right to equitably adjust the number of shares, grant price or make cash payments if it determines that some event has affected the value of the PSAR's to the employees. The committee is currently authorized to grant up to 20,000 rights which is the equivalent of approximately a 1% equity interest in Investors. The committee also has the ability to designate any other event or time other than a change of control as a realization event. The plan expires after ten years unless specifically amended. None of the Named Executives participate in this plan.

During the year ended October 2, 1999, the Company granted 15,640 rights with an exercise price of 37.5 dollars per right. For the year ended October 2, 1999, the Company did not achieve the earnings targets; however, the committee authorized vesting of 20% of the rights. The Company has not recognized any compensation with respect to the vesting since the estimated fair value of the underlying equity interest is less than the grant price. At October 2, 1999, the 15,640 rights were outstanding of which 3,128 were vested.

SHORT-TERM INCENTIVE PLAN

The Company's short-term incentive plan (the "STIP") permits the Company to pay officers and other key employees, including prospective officers and employees, of the Company and its affiliates an annual bonus conditioned on the attainment of certain pre-established financial performance criteria based on EBITDA and inventory turn targets for the Company and/or designated business sub-units. The STIP is administered by certain persons designated by the Compensation Committee of the Company.

EMPLOYMENT ARRANGEMENTS

Mr. Bonanno's employment with the Company terminated on October 5, 1999. Pursuant to the terms of an employment contract with the Company dated as of April 28, 1998, Mr. Bonanno is entitled to the following severance: (i) continued salary for twenty-four months based on an annual salary of $500,000;
(ii) bonus payable in twenty-four monthly payments equal to 1/12 of a target bonus amount of $500,000; and (iii) a special bonus of $450,000 to be paid on March 31, 2000. There is no unpaid incentive compensation due with respect to any prior completed fiscal year, nor is any amount due for incentive compensation for the completed months of his employment during fiscal year 1999. The Company exercised its termination call rights to purchase all of Mr. Bonanno's interests in Grove Investors at fair market value. Effective November 15, 1999, this fair market value of $1,000,000 was applied against the unpaid principal and interest amounts due under a promissory note for $1,000,000 dated June 27, 1998. The remaining unpaid interest accrued on the promissory note will be withheld and offset from the monthly bonus payments. All of Mr. Bonanno's options under the Option Plan were unvested and therefore were automatically canceled upon termination.

TERMINATION AND CHANGE OF CONTROL AGREEMENTS

In 1997, Mr. Simmons entered into a change of control agreement with Grove Worldwide. The agreement provides that if, within two years after a change in control of Grove Worldwide, (a) Mr. Simmons is terminated by Grove Worldwide without Cause (as defined therein) or due to death, disability or retirement, or
(b) Mr. Simmons terminates his employment for Good Reason, then, in addition to payment for certain unreimbursed expenses, deferred compensation, health coverage premiums (including reimbursement for any income tax liability resulting from such payment) and other employment-related benefits, the executive will also be entitled to a lump-sum payment equal to two times the sum of (x) his highest annual base salary in effect within 180 days prior to the change of control and (y) his highest annual bonus paid or payable for either of the last two completed years by the Company or its predecessors. Mr. Simmons is also entitled to the above-described severance amount in the event his employment is within 180 days prior to a change in control terminated (a) by the Company without Cause or (b) by him for Good Reason (based on an event that occurred within the 180-day period) or (c) due to his death.

MANAGEMENT OF GROVE HOLDINGS CAPITAL

Messrs. Henske and Bust are the directors of Grove Holdings Capital. In addition, Mr. Anthony P. Scotto is also a director of Grove Holdings Capital. Directors are not compensated in any way for acting in their capacity as such. The board of directors of Grove Holdings Capital does not have a compensation committee, audit committee or nominating committee.

Mr. Bust is the Chief Executive Officer of Grove Holdings Capital. Mr. Simmons is the Vice President and Secretary of Grove Holdings Capital. Mr. Cripe is the Vice President and Chief Financial Officer of Grove Capital. None of the executive officers of Grove Holdings Capital are compensated for their services as such. See "Item 10. Directors and Executive Officers of the Registrant" for biographical information on the members and executive officers of Grove Holdings Capital.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding membership interests of the Company are beneficially owned by Grove Holdings whose principal address is 1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. All shares of the issued and outstanding capital stock of Grove Holdings Capital are beneficially owned by Holdings, whose principal address is 1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. All of the issued and outstanding membership interests of Grove Holdings are beneficially owned by Grove Investors, whose principal address is 201 Main Street, Fort Worth, Texas 76102.

The following table sets forth certain information regarding beneficial ownership of the membership interests of Grove Investors, the managing member of Grove Holdings, by (i) each person or entity who owns five percent or more thereof, (ii) each member of the Company Management Committee individually who holds membership interests, (iii) each Named Executive Officer who holds membership interests and (iv) all executive officers and members of the Company Management Committee as a group:

                                                                MEMBERSHIP
         NAME OF BENEFICIAL OWNER                              INTERESTS (7)
--------------------------------------------                 ------------------
Oak Hill Strategic Partners, L.P.(1) (2)
     201 Main Street, Suite 3200
     Forth Worth, Texas 76102                                       43.38%
FW Grove Coinvestors, L.P. (2) (3)
     201 Main Street, Suite 3200
     Forth Worth, Texas 76102                                       43.38%
GGEP-Grove, L.P. (2) (4)
     One Galleria Tower
     13355 Noel Road, Suite 1100
     Dallas, Texas 75240                                             2.66%
D. Brown (3)                                                        43.38%
J. Crandall (1)                                                     43.38%
M. George (2) (4)                                                    4.55%
J. Bust (5)                                                          1.10%
S. Cripe (5)                                                         1.17%
K. Simmons (5)                                                         *

All executive officers and members of the
     Company Management Committee as
     a group (12 persons) (6)                                       53.06%

*    Indicates less than one percent.

(1) The general partner of Oak Hill Strategic Partners, L.P. is FW Strategic Asset Management, L.P., whose general partner is Strategic Genpar, Inc. J Taylor Crandall is the sole stockholder of Strategic Genpar, Inc. Accordingly, Mr. Crandall may be deemed to be the beneficial owner of the membership interests of Oak Hill Strategic Partners, L.P. Mr. Crandall disclaims beneficial ownership of these membership interests. In addition, Mr. Crandall is a member of the Company Management Committee.

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

(4) GGEP-Grove, L.P., is an entity formed by certain employees of George Group. Mr. George is the Chief Executive Officer and Chairman of the Board and majority stockholder of George Group. Accordingly, he may be deemed to be the beneficial owner of the membership interests of GGEP-Grove, L.P. In addition, Mr. George is a member of the Company Management Committee.

(5)  Represents Class A Membership Interests.

(6) Includes membership interests which may be deemed to be beneficially owned by Messrs. Crandall and George.

(7) Percentage of membership interests represents Class A and Class B membership interests combined into one group.

Certain members of senior management of the Company have purchased approximately 3.1% of the membership interests of Grove Investors. The purchase price of such interests was partially financed through approximately $1,062,000 in loans from the Company. Certain members of the senior management have also been granted options to purchase membership interests of Investors under the Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPERATING AGREEMENTS

GROVE HOLDINGS LLC OPERATING AGREEMENT

Grove Holdings is wholly owned by Grove Investors, which is also the managing member of Grove Holdings. As managing member, Grove Investors has delegated the management of the Company to the Holdings Management Committee, which has the same composition as the Company Management Committee (except J. Patell, who is a member only of the Company Management Committee). Subject to restrictions contained in the Indenture relating to the Debentures, all distributions in respect of membership interests of Grove Holdings will be made to Grove Investors.

AGREEMENTS WITH GEORGE GROUP INC. FOR MANAGEMENT CONSULTING SERVICES

George Group provides consulting services to facilitate the Company's development and achievement of its business plan, including services with respect to an operations improvement program, strategic planning, operations and financial matters. For such services, George Group is paid cash fees equivalent to its costs and is reimbursed for its out-of-pocket expenses. The Company paid George Group approximately $2.7 million in fiscal 1998 and $6.8 million in fiscal 1999. Having fulfilled certain performance objectives of the operations improvement program, the full complement of George Group personnel is no longer required. The Company and George Group have mutually agreed to amend the scope and terms of their consulting agreement. Under the revised consulting agreement, George Group will continue to work on specific projects for the Company, focusing their expertise in areas where further near-term improvements can be achieved. Selected George Group personnel will continue to provide consulting services to the Company in fiscal 2000. Michael L. George, a member of the Company Management Committee, is Chief Executive Officer and Chairman of the Board and majority stockholder of George Group.

AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS

The Company has entered into an agreement with Mr. Simmons. See "Item 11. Executive Compensation--Employment Arrangements" and "Termination and Change of Control Agreements."

LOANS TO CERTAIN EXECUTIVE OFFICERS

Grove Investors has provided approximately $1,062,000 in loans to certain executive officers of the Company to finance their investment in the membership interest of Grove Investors. These loans are evidenced by promissory notes which bear interest at a rate per annum equal to the prime rate of Wells Fargo Bank and are secured by a pledge of the executive's membership interests in Grove Investors. All of the notes are due ten years from their date of issuance. As of October 2, 1999, Messrs. Bust and Cripe were indebted to the Company in the amounts of approximately $228,000 and $737,000, including accrued interest, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) List of Financial Statements.

The following Combined and Consolidated Financial Statements of Holdings and the Report of Independent Accountants set forth on pages F-1 through F-37 respectively, are incorporated by reference into this Item 14 of Form 10-K by
Item 8 hereof:

See Index to Combined and Consolidated Financial Statements and Financial Statement Schedule on page F-1.

(a) (2) Financial Statement Schedules.

The following is a list of all financial statement schedules filed as part of this Report:

See Index to Combined and Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Schedules other than those listed in the Index to Combined and Consolidated Financial Statements and Financial Statement Schedule on page F-1 have been omitted because they are not required or are not applicable, or the required information has been included in the Combined and Consolidated Financial Statements or the Notes thereto.

(a)(3) Exhibits.


Exhibit No.                       DESCRIPTION OF EXHIBIT
                                 -----------------------

3.1*           Second Amended and Restated Limited Liability Company Agreement
               of Grove Holdings LLC ("Grove Holdings").
4.1*           Indenture dated as of April 29, 1998, by and among Grove
               Holdings, Grove Holdings Capital, Inc. ("Grove Holdings Capital")
               and the United States Trust Company of New York.
4.2*           Form of 11 5/8% Debentures due 2009.
4.3*           Credit Agreement dated April 29, 1998, by and among Grove
               Worldwide LLC ("Grove"), Grove Capital, Inc. ("Grove Capital") and Chase Bank of Texas, National Association, as administrative agent, Donaldson, Lufkin & Jenrette Securities Corporation, as documentation agent, and BankBoston, N.A., as syndication agent.
4.4*           Registration Rights Agreement dated as of April 29, 1998, by and among Grove Holdings, Grove Holdings Capital and Chase
               Securities Inc. and Donaldson, Lufkin & Jenrette Securities
               Corporation.
10.1*          Stock and Asset Purchase Agreement, dated March 10, 1998 (the
               "Acquisition Agreement"), by and among Grove and Hanson Funding
               (G) Limited, Deutsche Grove Corporation, Hanson America Holdings
               (4) Ltd., Grove France SA, Kidde Industries, Inc. and Hanson
               Finance PLC (collectively, the "Sellers").
10.2*          Amendment to the Acquisition Agreement, dated April 29, 1998, by and among the Grove and the Sellers.
10.3*          George Group Consulting Agreement dated as of April 29, 1998 by and between Grove and George Group Inc.
10.4*          Employment Agreement dated as of March 5, 1998 by and between
               Grove and Salvatore J. Bonanno.

Exhibit No.                    DESCRIPTION OF EXHIBIT
                              -----------------------

10.5* Change of Control Agreement dated July 24, 1997 by and between Grove and Keith R. Simmons.

10.6*          Change of Control Agreement dated July 24, 1997 by and between
               Grove and Theodore J. Urbanek.
10.7*          Grove Investors LLC Management Option Plan.
10.8*          Grove Worldwide LLC Short-Term Incentive Plan.
10.9*          Guarantee and Collateral Agreement by Grove Holdings LLC, Grove,
               Grove Capital and certain of their subsidiaries in favor of Chase
               Bank of Texas, National Association, as administrative agent.
10.10*         Form of Grove Investors LLC Option Agreement.
10.11*         First Amendment, dated June 23, 1998, to Employment Agreement of
               Salvatore J. Bonanno.
10.12*         Promissory Note dated June 27, 1998 by and between Grove and
               Salvatore J. Bonanno.
10.13*         Promissory Noted dated June 27, 1998 by and between Grove and
               Jeffrey D. Bust.
10.14*         Promissory Note dated October 27, 1998 by and between Grove and
               Stephen L. Cripe.
10.15*         Promissory Note dated October 27, 1998 by and between Grove and
               Stephen L. Cripe.
10.16          Severance Agreement and General Release, dated October 6, 1999 by and among Grove Investors LLC, Grove Worldwide LLC, and
               Salvatore J. Bonanno.
10.17          Grove LLC Realization Event Plan (PSAR).
10.18          First Amendment to the Consulting Agreement dated April 29,
               1998, by and between Grove Worldwide LLC and George Group, Inc.
10.19          First Amendment, dated October 22, 1999, to the Credit Agreement dated April 29, 1998, by and among Grove Worldwide LLC, Grove
               Capital, Inc. and Chase Bank of Texas, national Association, as administrative agent, Donaldson, Lufkin & Jenrette Securities
               Corporation as documentation agent, and BankBoston, N.A., as syndication agent.
21.1*          Subsidiaries of the Company.
27.1           Financial Data Schedule.

* Incorporated herein by reference from the Registration Statement on Form S-4 filed by Grove Holdings LLC and Grove Holdings Capital, Inc. (Commission File Number 333-57609).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended October 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 31, 1999.

                                          GROVE HOLDINGS LLC

                                          /S/ JEFFRY D. BUST
                                          ------------------

                                          Jeffry D. Bust
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 31, 1999.


        SIGNATURES                                                         TITLE
       -----------                                                         -----

/S/ JEFFRY D. BUST                                   Chairman and Chief Executive Officer and
------------------                                    Member (Principal Executive Officer)
Jeffry D. Bust

/S/ STEPHEN L. CRIPE                                 Chief Financial Officer (Principal Financial
-------------------                                  and Accounting Officer)
Stephen L. Cripe

/S/ J TAYLOR CRANDALL                                Member
--------------------
J Taylor Crandall

/S/ MICHAEL L. GEORGE                                Member
--------------------
Michael L. George

/S/ GERALD GRINSTEIN                                 Member
--------------------
Gerald Grinstein

/S/ STEVEN B. GRUBER                                 Member
--------------------
Steven B. Gruber

/S/ ROBERT B. HENSKE                                 Member
--------------------
Robert B. Henske

/S/ GERARD E. HOLTHAUS                               Member
----------------------
Gerard E. Holthaus


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

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                   PAGE
FINANCIAL STATEMENTS

Independent Auditors' Reports                                                      F-2

Consolidated Balance Sheets as of October 3, 1998 and October 2, 1999              F-4

Combined Statements of Operations for the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of Operations
     for the five months ended October 3, 1998 and year ended October 2, 1999      F-5

Combined Statements of Comprehensive Income (Loss) for the year ended September
     27, 1999 and the seven months April 28, 1998 and Consolidated Statements of
     Comprehensive Income (Loss) for the five months October 3, 1998 and year
     ended October 2, 1999                                                         F-6

Combined Statements of Predecessor Capital for the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of
     Member's Equity for the five months ended October 3, 1998 and year ended
     October 2, 1999                                                               F-7

Combined Statements of Cash Flows for the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of Cash Flows
     for the five months ended October 3, 1998 and year ended October 2, 1999      F-8

Notes to Combined and Consolidated Financial Statements                            F-9

FINANCIAL STATEMENT SCHEDULE

Schedule I - Condensed Financial Information of Registrant                         S-1
Schedule II - Valuation and Qualifying Accounts                                    S-4

                          INDEPENDENT AUDITORS' REPORT

The Management Committee of
         Grove Holdings LLC:

We have audited the accompanying consolidated balance sheets of Grove Holdings LLC and subsidiaries as of October 3, 1998 and October 2, 1999 and the related consolidated statements of operations, comprehensive income (loss), member's equity and cash flows for the five months ended October 3, 1998 and the year ended October 2, 1999 (Successor Periods) and the combined statements of operations, comprehensive income (loss), predecessor capital and cash flows for the seven months ended April 28, 1998 (Predecessor Period). In connection with our audit of the consolidated and combined financial statements, we have also audited the consolidated and combined financial statement schedules listed under
Item 14(a)(2). These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grove Holdings LLC and subsidiaries as of October 3, 1998 and October 2, 1999, and the results of their operations and their cash flows for the Successor Periods, in conformity with generally accepted accounting principles. Furthermore, in our opinion, the aforementioned combined financial statements present fairly, in all material respects, the results of operations and cash flows of The Grove Companies for the Predecessor Period, in conformity with generally accepted accounting principles. Also in our opinion, the related combined and consolidated financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the combined and consolidated financial statements, on April 28, 1998 Grove Worldwide LLC acquired The Grove Companies in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated information for periods following the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore is not comparable.

                                                            KPMG LLP

December 6, 1999
Baltimore, Maryland

                          INDEPENDENT AUDITORS' REPORT

The Shareholder of
The Grove Companies:

We have audited the accompanying combined statements of operations, comprehensive income (loss), predecessor capital, and cash flows of the Grove Companies for the year ended September 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of Companies' management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements of the Grove Companies referred to above present fairly, in all material respects, the combined results of their operations and their cash flows for the year ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, present fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

December 15, 1997
Baltimore, Maryland

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    As of October 3, 1998 and October 2, 1999
                                 (in thousands)


                                                                                                1998           1999
                                                                                             ------------   ------------
                                                    Assets
Current assets:
     Cash and cash equivalents                                                                $   34,289     $   16,864
     Trade receivables, net (note 4)                                                             129,833        142,271
     Due from Hanson PLC                                                                          10,500             --
     Notes receivable (note 4)                                                                     5,887          5,425
     Inventories (note 5)                                                                        207,248        193,123
     Prepaid expenses and other current assets                                                     8,893          7,405
                                                                                             ------------   ------------
                Total current assets                                                             396,650        365,088

Property, plant and equipment, net (note 6)                                                      207,175        213,731
Goodwill, net (note 7)                                                                           288,499        269,556
Other assets                                                                                      20,106         14,998
                                                                                             ------------   ------------
                                                                                              $  912,430     $  863,373
                                                                                             ============   ============

                        Liabilities and Member's Equity (Deficit)

Current liabilities:

     Current maturities of long-term debt (note 10)                                           $    7,000     $   12,000
     Short-term borrowings (note 8)                                                               15,027         19,108
     Accounts payable                                                                             79,470         75,370
     Accrued expenses and other current liabilities (note 9)                                     104,951         84,946
                                                                                             ------------   ------------
                Total current liabilities                                                        206,448        191,424

Deferred revenue (note 3)                                                                         67,306         74,368
Long-term debt (note 10)                                                                         460,535        459,892
Other liabilities (note 11)                                                                       82,729         90,127
                                                                                             ------------   ------------
                Total liabilities                                                                817,018        815,811
                                                                                             ------------   ------------

Member's equity (deficit):

     Invested capital                                                                            116,730        115,886
     Accumulated deficit                                                                         (26,600)       (58,659)
     Accumulated other comprehensive income (loss)                                                 5,282         (9,665)
                                                                                             ------------   ------------
                Total member's equity (deficit)                                                   95,412         47,562
                                                                                             ------------   ------------

Commitments and contingencies (notes 16, 17, 18 and 19)
                                                                                             ------------   ------------

                                                                                              $  912,430     $  863,373
                                                                                             ============   ============


See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

     Combined Statements of Operations for the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of Operations for the five months ended October 3, 1998 and year ended October 2, 1999

                                 (in thousands)

                                                               Predecessor                         Company
                                                      ------------------------------     -------------------------------
                                                       September 27,    April 28,         October 3,       October 2,
                                                          1997            1998               1998             1999
                                                      --------------  --------------     --------------   --------------
Net sales                                              $    856,812    $    476,200       $    393,779    $     781,229
Cost of goods sold (note 5)                                 653,539         377,337            335,764          633,447
                                                      --------------  --------------     --------------   --------------
                Gross profit                                203,273          98,863             58,015          147,782

Selling, engineering, general
     and administrative expenses                            122,192          73,664             58,098          124,704
Amortization of goodwill                                      9,054           5,215              3,091            6,880
Management fees paid to Hanson PLC
     (note 19)                                                2,176             162                 --               --
Restructuring charges (note 15)                               1,960              --                 --               --
                                                      --------------  --------------     --------------   --------------
                Income (loss) from operations                67,891          19,822             (3,174)          16,198

Interest income (expense), net (note 10)                         43           1,048            (18,535)         (42,574)
Other income (expense), net                                     535          (9,524)              (554)            (148)
                                                      --------------  --------------     --------------   --------------

                Income (loss) before
                    income taxes                             68,469          11,346            (22,263)         (26,524)

Income taxes (note 14)                                       26,249          11,741              4,337            5,535
                                                      --------------  --------------     --------------   --------------
                Net income (loss)                      $     42,220    $       (395)      $    (26,600)    $    (32,059)
                                                      ==============  ==============     ==============   ==============


See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

      Combined Statements of Comprehensive Income (Loss) for the year ended
        September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of Comprehensive Income (Loss) for the five months ended October 3, 1998 and year ended October 2, 1999
                                 (in thousands)

                                                                   Predecessor                        Company
                                                       ------------------------------    ------------------------------
                                                        September 27,    April 28,          October 3,     October 2,
                                                           1997            1998              1998             1999
                                                       --------------  --------------    --------------   -------------
Net income (loss)                                       $     42,220    $       (395)     $    (26,600)    $   (32,059)

Change in minimum pension liability (note 12)                    601          (1,371)           (2,059)         (5,909)

Change in foreign currency translation
     adjustment                                               (5,407)         (5,764)            7,341          (9,038)
                                                       --------------  --------------    --------------   -------------

                Comprehensive income (loss)             $     37,414    $     (7,530)     $    (21,318)    $   (47,006)
                                                       ==============  ==============    ==============   =============



See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Combined Statements of Predecessor Capital for the year
                     ended September 27, 1997 and the seven
                        months ended April 28, 1998 and
         Consolidated Statements of Member's Equity for the five months ended October 3, 1998 and year ended October 2, 1999

                                 (in thousands)


                                                                                      Company
                                                           -------------------------------------------------------------
                                                                                            Accumulated
                                                                                              other           Total
                                            Predecessor      Invested        Accumulated   comprehensive    member's
                                             capital         capital         deficit       income (loss)     equity
                                           ------------    -------------   -------------   -----------------------------
           Balance, September 28, 1996      $  502,554      $        --     $        --     $        --    $         --

Net income                                      42,220               --              --              --              --
Net transactions with affiliates                88,524               --              --              --              --
Other comprehensive loss                        (4,806)

                                           ------------    -------------   -------------   -------------  --------------

           Balance, September 27, 1997         628,492               --              --              --              --

Net loss                                          (395)              --              --              --              --
Net transactions with affiliates              (111,216)              --              --              --              --
Other comprehensive income                      (7,135)

                                           ------------    -------------   -------------   -------------  --------------

           Balance, April 28, 1998             509,746               --              --              --              --

Elimination of predecessor capital            (509,746)              --              --              --              --
Initial capitalization                              --          120,000              --              --         120,000
Advances to Grove
    Investors LLC (note 19)                         --           (3,270)             --              --          (3,270)
Net loss                                            --               --         (26,600)             --         (26,600)
Other comprehensive income                          --               --              --           5,282           5,282
                                           ------------    -------------   -------------   -------------  --------------

           Balance, October 3, 1998                 --          116,730         (26,600)          5,282          95,412

Advances to Grove
    Investors LLC (note 19)                         --             (844)             --              --            (844)
Net loss                                            --               --         (32,059)             --         (32,059)
Other comprehensive loss                            --               --              --         (14,947)        (14,947)
                                           ------------    -------------   -------------   -------------  --------------

           Balance, October 2, 1999      $          --   $      115,886  $      (58,659) $       (9,665)   $     47,562
                                           ============    =============   =============   =============  ==============


See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

     Combined Statements of Cash Flows for the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of Cash Flows for the five months ended October 3, 1998 and year ended October 2, 1999
                                 (in thousands)

                                                                   Predecessor                       Company
                                                          ------------------------------    ---------------------------
                                                            September 27,   April 28,        October 3,    October 2,
                                                                1997           1998             1998          1999
                                                            -------------  -------------    -------------  ------------
Cash flows from operating activities:
   Net income (loss)                                         $    42,220    $      (395)     $   (26,600)   $  (32,059)
   Adjustments to reconcile to net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                              17,985         11,399            8,213        18,537
       Depreciation of equipment held for rent                     8,352          5,501            7,400        14,921
       Amortization of deferred financing costs                       --             --              790         2,069
       Accretion of interest on senior discount notes                 --             --            2,550         6,357
       Write-off of amount assigned to inventory
         in purchase accounting                                       --             --           27,707            --
       (Gain) loss on sales of property, plant
         and equipment                                              (600)         6,256               --          (255)
       Deferred income tax expense                                 1,969          2,358            1,249         2,680
       Changes in operating assets and liabilities:
         Trade receivables, net                                  (23,266)        32,096           (6,790)      (16,951)
         Notes receivable                                        (68,450)        28,409           (3,607)          462
         Inventories                                                (162)        (8,828)          17,936         6,907
         Accounts payable and accrued expenses                       564          7,542            2,489       (14,854)
         Other assets and liabilities, net                        33,383          8,759           25,963        12,866
                                                            -------------  -------------    -------------  ------------
         Net cash provided by operating activities                11,995         93,097           57,300           680
                                                            -------------  -------------    -------------  ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                    (32,491)       (19,521)          (7,230)       (9,405)
   Investment in equipment held for rent                         (37,904)       (16,380)         (20,751)      (23,793)
   Acquisition of businesses from Hanson, PLC
     including transaction costs of $5,783 net of cash
     acquired of $9,241 and post-closing adjustment
     received of $27,300                                              --             --         (562,723)       10,500
   Other investing activities                                      1,603          2,071            1,302         3,408
                                                            -------------  -------------    -------------  ------------
         Net cash used in investing activities                   (68,792)       (33,830)        (589,402)      (19,290)
                                                            -------------  -------------    -------------  ------------
Cash flows from financing activities:
   Net proceeds from short-term borrowings                           204          6,821              941         4,139
   Proceeds from issuance of long-term debt                           --             --          500,185        10,000
   Repayments of long-term debt                                       --             --          (35,200)      (12,000)
   Equity investment from Grove Investors LLC                         --             --          120,000            --
   Advances to Grove Investors LLC                                    --             --           (3,270)         (844)
   Deferred financing costs                                           --             --          (16,608)           --
   Other financing activities                                     54,145        (62,087)              --            --
                                                            -------------  -------------    -------------  ------------

         Net cash provided by (used in)
           financing activities                                   54,349        (55,266)         566,048         1,295
                                                            -------------  -------------    -------------  ------------

Effect of exchange rate changes on cash                             (712)           217              343          (110)
                                                            -------------  -------------    -------------  ------------

         Net change in cash and cash equivalents                  (3,160)         4,218           34,289       (17,425)

Cash and cash equivalents, beginning of period                     8,184          5,024               --        34,289
                                                            -------------  -------------    -------------  ------------
Cash and cash equivalents, end of period                     $     5,024    $     9,242      $    34,289    $   16,864
                                                            =============  =============    =============  ============


See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                      (in thousands of dollars)

                       October 3, 1998 and October 2, 1999


(1)    ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Grove Holdings LLC (the "Company"), through its subsidiaries, is primarily engaged in the design, production, sale, and after-sale support of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company's domestic manufacturing plants and related facilities are located in Shady Grove and Chambersburg, Pennsylvania and Waverly, Nebraska. The Company's foreign facilities are located in Sunderland, United Kingdom; Wilhelmshaven and Langenfeld, Germany; and Tonneins and Cergy, France. The majority of the Company's sales are to independent distributors, rental companies, and end users which serve the heavy industrial and construction industries in the United States and Europe.

The Company is a sole member limited liability company formed in December 1997, pursuant to the provisions of the Delaware Limited Liability Company Act, owned by Grove Investors LLC ("Investors"). The Company had no substantive operations prior to its initial capitalization and the acquisition of The
Grove Companies (as defined below) on April 28, 1998 (see note 2). All earnings of the Company are available for distribution to Investors subject to restrictions contained in the Company's debt agreements (see note 10).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Combined financial statements for the year ended September 27, 1997 and the seven month period ended April 28, 1998 consist of the combined operations and substantially all of the assets and liabilities of Kidde Industries, Inc. and the following legal entities: Grove Europe Ltd., Crane Holdings, Inc., Delta Manlift SAS, Grove France SA, Deutsche Grove GmbH, and Grove Manlift Pty. Ltd. (together "The Grove Companies" or "Predecessor"). All of the Grove Companies were either directly or indirectly owned by Hanson PLC, a United Kingdom company.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                      (in thousands of dollars)

                       October 3, 1998 and October 2, 1999

(2)    ACQUISITION

On April 29, 1998, the Company acquired (the "Acquisition") from Hanson PLC ("Hanson") and certain of its subsidiaries, substantially all of the assets of Hanson's U.S. mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's U.S. truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries for an aggregate purchase price of $583,000. The purchase price was subject to a post closing adjustment for which the Company received $16,800 during fiscal 1998 and an additional $10,500 in November 1998. Funds required by the Company to consummate the Acquisition, including the payment of related fees and expenses, were as follows:


Sources:
     Issuance of the Senior Subordinated Notes              $     225,000
     Borrowings under Revolving Credit Facility                    10,106
     Borrowings under Term Loan Facility                          200,000
     Issuance of Senior Discount Debentures                        49,958
     Equity investment by Investors                               120,000
                                                              ------------
                                                            $     605,064
                                                              ============
Uses:
     Acquisition price                                      $     583,000
     Transaction costs                                              5,783
                                                              ------------
               Aggregate purchase price                           588,783

     Debt financing costs                                          16,281
                                                              ------------
                                                            $     605,064
                                                              ============


Proceeds from the equity investment by Investors of $120,000 were generated by Investors through the issuance of 100% of its equity in exchange for $75,000 and net proceeds of $45,000 from the issuance of $47,375 of 14 1/2% Senior Discount Debentures due May 2010. The debentures require quarterly payments of interest, in cash, or at Investors' option, in the form of additional debentures. Cash interest payments, if any, are expected to be generated by distributions from the Company. Such debentures have no cash interest requirement prior to maturity.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


The Acquisition was accounted for using the purchase method. The estimated total purchase price of $583,000 and related acquisition fees and expenses of approximately $5,800 have been allocated to the assets and liabilities of the Company based upon an estimate of their respective fair values, with the remainder being allocated to goodwill. The Company is amortizing goodwill over a 40-year period based on the strong brand name of the Company and the longevity of the business and the industry in which it operates. The estimated fair values of the assets acquired and liabilities assumed in the Acquisition are summarized as follows:


Cash and cash equivalents                                  $      9,241
Due from Hanson for post-closing adjustment                      27,300
Trade receivables                                               122,616
Notes receivable                                                  2,280
Inventories                                                     248,381
Other current assets                                             10,602
Property, plant and equipment                                   189,703
Goodwill                                                        294,877
Other non-current assets                                          2,966
Short-term borrowings                                          (14,086)
Trade accounts payable                                         (79,493)
Sunderland, U.K. shut-down costs (note 15)                     (18,500)
Accrued expenses and other current liabilities                 (85,164)
Other non-current liabilities                                 (121,940)
                                                            ------------
                Aggregate purchase price                   $    588,783
                                                            ============


(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    CASH AND CASH EQUIVALENTS

              The Company defines cash equivalents as highly liquid investments with initial maturities of three months or less.

       (b)    TRADE RECEIVABLES AND NOTES RECEIVABLE

              Trade receivables are net of allowance for doubtful accounts of $3,075 and $3,095 as of October 3, 1998 and October 2, 1999,
              respectively.

              Notes receivable relate to sales of new equipment to North American distributors on terms of up to one year. Payment of interest and principal are due at the maturity of the note unless the dealer sells the equipment prior to maturity in which case the notes must be repaid immediately along with any interest accrued thereon.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


       (c)    INVENTORIES

              Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

       (d)    PROPERTY, PLANT AND EQUIPMENT

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


       (e)    GOODWILL

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

       (f)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired. No such losses have been recorded in the accompanying financial statements.

       (g)    DERIVATIVE FINANCIAL INSTRUMENTS

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

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


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

       (h)    REVENUE RECOGNITION

              Revenue is generally recognized as title transfers, usually as products are shipped to customers. However, for certain transactions, the Company provides guarantees of the residual value of the equipment to third party leasing companies. Such guarantees generally, given for periods of up to five years, take the form of end-of-term residual value guarantees or reducing residual value guarantees that decline with the passage of time. The Company records these transactions in accordance with the lease principles established by Statement of Financial Accounting Standards (SFAS) No. 13. If the transaction qualifies as an operating lease, the Company records deferred revenue for the amount of the net proceeds received upon the equipment's initial transfer to the customer. The liability is then subsequently reduced on a pro rata basis over the period to the first exercise date of the guarantee, to the amount of the guaranteed residual value at that date, with corresponding credits to revenue in the Company's statement of operations. Any further reduction in the guaranteed residual value resulting from the purchaser's decision to continue to use the equipment is recognized in a similar manner. Depreciation of equipment held for rent is recognized in a similar manner over the term of the lease agreement. As of October 3, 1998 and October 2, 1999, the amount of deferred revenue relating to transactions involving residual value guarantees which is included in other current or noncurrent liabilities was $80,658 and $89,250, respectively.

       (i)    PRODUCT WARRANTIES

              Product warranty expenses are provided for estimated normal warranty costs at the time of sale. Additional warranty expense is provided for specific performance issues when identified. Specific performance issues relate to situations in which the Company issues a part replacement notice for models that are experiencing a particular problem.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


       (j)    FOREIGN CURRENCY TRANSLATION

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

       (k)    RESEARCH AND DEVELOPMENT

              Research and development expenditures are charged to operations as incurred. Research and development costs were $15,427, $8,242, $5,878 and $12,371 for the year ended September 27, 1997, the seven months ended April 28, 1998, the five months ended October 3, 1998 and year ended October 2, 1999, respectively, and are included as part of selling, engineering, general and administrative expenses.

       (l)    ADVERTISING

              All costs associated with advertising and promoting products are expensed when incurred. Advertising expense amounted to $4,802, $2,324, $1,568 and $2,289 for the year ended September 27, 1997, the seven months ended April 28, 1998, the five months ended October 3, 1998 and year ended October 2, 1999, respectively.

       (m)    STOCK-BASED COMPENSATION

              The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock-based employee compensation arrangements.

       (n)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. Significant differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost amounts.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


              The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

                      Cash, trade receivables, notes receivable, trade accounts payable and short-term borrowings: The amounts reported in the consolidated balance sheets approximate fair value.

                      Foreign currency contracts: The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments.(See note 17)

                      Long-term debt: For bank borrowings, the amount reported in the consolidated balance sheet approximates fair value. The fair value of the Senior Subordinated Notes and Senior Discount Debentures is based on quoted market prices. (See note 10)

       (o)    ADOPTION OF NEW ACCOUNTING STANDARDS

              In 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Management has not yet evaluated this statement's impact on the Company's financial condition or results of operations. The Company intends to adopt the pronouncement in fiscal 2001.

              During 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP No. 98-5 requires that costs incurred during a start-up activity be expensed as incurred and that the initial application of the SOP, as of the beginning of the fiscal year in which the SOP is adopted, be reported as a cumulative effect of a change in accounting principle. The Company expects to adopt SOP 98-5 in first quarter of fiscal 2000 by recognizing a charge of $71 for the cumulative effect of adoption.

       (p)    USE OF ESTIMATES

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

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


          (q) RECLASSIFICATIONS

              Certain amounts for fiscal 1998 have been reclassified to conform to the presentation for fiscal 1999.

(4)    ACCOUNTS AND NOTES RECEIVABLE

       Trade receivables subject the Company to concentration of credit risk, because they are concentrated in distributors and rental companies that serve the heavy industrial and construction industries, which are subject to business cycle variations. For the year ended September 27, 1997 revenues of approximately 19% of net sales were generated from six major customers, with no one customer accounting for more than 5% of net sales. For the seven months ended April 28, 1998 and the five months ended October 3, 1998, approximately 23% and 24%, respectively, of revenues were generated from five major customers, with no one customer accounting for more than 10% of net sales. For the year ended October 2, 1999, approximately 22% of revenues were generated from six major customers with no one customer accounting for more than 10% of net sales. Approximately 11% and 13% of the outstanding trade and notes receivable balance as of October 3, 1998 and October 2, 1999 were due from these customers, respectively.

       The Company generally offers terms of up to 30 days to its customers and generally obtains a security interest in the underlying machinery sold. In addition, the Company offers a special financing program primarily to its U.S. distributors which provides credit terms of periods up to one year in exchange for an interest-bearing note. The Company generally retains a security interest in the machinery sold.

       The Company has an agreement with a major international bank to sell up to $65,000 of notes receivable generated from sales of mobile hydraulic cranes and aerial work platforms on credit terms of up to one year on a revolving basis. The bank purchases the notes receivable at face value on a 90% non-recourse basis. The agreement provides that the Company purchase credit insurance on behalf of the bank to insure the 90% risk assumed by the bank. The Company retains 10% of the credit risk on a first loss basis. The Company is responsible for administrative and collection activities. The cost of administrative and collection activities is immaterial. Cash collections on the notes are deposited directly into an account for the benefit of the major international bank. The bank has the power to sell or pledge the notes receivable purchased at any time and the company has no rights or obligation to repurchase of the notes receivable.

       Notes receivable sold under this arrangement meet the criteria for sale under FASB Statement No. 125 and, accordingly, are removed from the Company's balance sheet upon sale. At October 3, 1999, the Company had credit risk of up to $5,400 with respect to notes receivable that had been sold under the arrangement.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


(5)    INVENTORIES

Inventories consist of the following as of October 3, 1998 and October 2, 1999:


                                                        1998           1999
                                                  ----------- -------------
Raw materials and supplies                        $   61,910     $   61,340
Work in process                                       72,299         79,232
Finished goods                                        73,039         52,551
                                                    ---------      ---------
                                                  $  207,248     $  193,123
                                                    =========      =========

In connection with the Acquisition, the Company assigned $27,700 of the purchase price to work in process and finished goods inventories in excess of their historical carrying value. Such amounts were charged to costs of goods sold in the five month period ended October 3, 1998.

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of October 3, 1998 and October 2, 1999:


                                                              1998           1999
                                                        -------------    -------------
Land and improvements                                   $     7,446       $    5,989
Buildings and improvements                                   62,709           68,690
Machinery and equipment                                      33,276           42,799
Equipment held for rent                                      79,997          105,099
Furniture and fixtures                                       27,264           30,149
Construction in progress                                      9,078              470
                                                          ----------       ----------
                                                            219,770          253,196

Less accumulated depreciation and amortization               12,595           39,465
                                                          ----------       ----------
                                                        $   207,175       $  213,731
                                                          ==========       ==========



Depreciation expense (including depreciation expense on equipment held for rent) for the year ended September 27, 1997, the seven months ended April 28, 1998, the five months ended October 3, 1998 and year ended October 2, 1999 was $17,283, $11,685, $12,522 and $26,578, respectively.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


(7)    GOODWILL

Goodwill consists of the following as of October 3, 1998 and October 2, 1999:

                                                   1998             1999
                                               -------------    -------------
Goodwill                                       $  291,590         $ 280,153
Less accumulated amortization                       3,091            10,597
                                                 ---------         ---------
                                               $  288,499         $ 269,556
                                               ===========        ===========

During the year ended October 2, 1999, the Company adjusted goodwill to reflect the final valuations of property and equipment, the settlement of certain pre-acquisition contingencies and the use of pre-acquisition net operation loss carryforwards.

(8)    SHORT-TERM BORROWINGS

The Company's German operation maintains a DM58,000 (approximately $32,000) credit facility available for discounting certain accounts receivable. As of October 3, 1998 and October 2, 1999, $15,027 and $19,108 were drawn against this facility. The interest rate charged on the outstanding borrowings was 4.5% and 3.75% at October 3, 1998 and October 2, 1999, respectively. This arrangement does not have a termination date and is reviewed periodically. No material commitment fees are required to be paid on the undrawn portion of the credit facility.

(9)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following as of October 3, 1998 and October 2, 1999:

                                                          1998           1999
                                                       ---------      ---------
Salaries, wages and benefits                         $   21,505      $   23,023
Warranty                                                 16,522          12,787
Deferred revenue associated with equipment               13,352          14,882
  held for rent                                           9,907           9,364
Interest                                                  4,125           2,376
Product, workers' compensation and general               18,500             712
  liability insurance                                    21,040          21,802
Sunderland, U.K. shut-down costs (note 15)             ---------       --------
Other                                                $  104,951      $   84,946
                                                       =========       ========

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999

(10)   LONG-TERM DEBT

Long-term debt consists of the following as of October 3, 1998 and October 2, 1999:


                                                      1998            1999
                                                  -------------   -------------
Revolving credit facility                       $       --        $  10,000
Term loan facility                                 190,000          178,000
Senior subordinated notes                          225,000          225,000
Senior discount debentures                          52,535           58,892
                                                  ---------        ---------
                                                   467,535          471,892

Less current maturities                              7,000           12,000
                                                  ---------        ---------
                Long-term debt                  $  460,535        $ 459,892
                                                =============   =============


BANK CREDIT FACILITY -- The Company has a bank credit facility (the "Bank Credit Facility"), which consists of a $200,000 term loan facility ("Term Loan Facility") and a $125,000 revolving credit facility ("Revolving Credit Facility"). Subsequent to year end, in order to obtain modifications to certain financial covenants to make them less restrictive, the Company negotiated an amendment to the agreement which provided for (i) higher borrowing and facility fee rates and (ii) a limitation in the amount of the revolving credit facility available for general operating purposes until the company achieves certain operating results. As amended, the Revolving Credit Facility enables the Company to obtain revolving credit loans for working capital, acquisitions and general corporate purposes. Borrowings under the Revolving Credit Facility are limited to $60,000 for working capital and general corporate purposes until the Company achieves a defined level of operating results. During the year ended October 2, 1999, the Company had $10,000 outstanding under the Revolving Credit Facility for slightly more than one quarter of the year. In addition, a portion of the Revolving Credit Facility is available for permitted acquisitions as defined in the agreement. A portion of the Revolving Credit Facility is available for borrowings by the Company in the Eurocurrency markets of British pounds sterling, German marks, French francs and certain other currencies. The Company also pays a 0.50% fee on the unused portion of the Bank Credit Facility. Without the covenant modifications, the Company would not have been in compliance with one of the financial covenants required by the Bank Credit Facility. Management has undertaken a number of initiatives to improve the Company's operating results. In the event that results do not improve, the Company may need to seek further modifications to the covenants contained in the Bank Credit Facility.

Furthermore, the amendment provides that at the Company's option, loans under the Bank Credit Facility bear interest (a) in the case of loans in U.S. dollars, at the highest of (x) 1/2 of 1% in excess of the Federal Funds Effective Rate (as defined in the Bank Credit Facility), (y) 1.0% in excess of a certificate of deposit rate and (z) the bank's prime rate, plus the applicable margin (as defined in the Bank Credit Facility), or (b) in the case of all loans, the relevant Eurocurrency rate (as defined in the

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


Bank Credit Facility) as determined by the lender, plus the applicable margin. The applicable margin will vary based upon the Company's operating results and will range between 1.5% and 3.0% for borrowings under the Revolving Credit Facility and between 2.0% and 3.5% for borrowings under the Term Loan Facility. At October 2, 1999, borrowings of $10,000 were outstanding under the Revolving Credit Facility, bearing interest based on LIBOR plus an applicable margin of 2.5% (8.0% at October 2, 1999). The interest rate on borrowings under the Term Loan Facility at October 2, 1999 was based on LIBOR plus an applicable margin of 2.5% (8.0% at October 2, 1999). Following the Bank Credit Facility amendment, borrowings under the Revolving Credit and Term Loan Facilities bear interest at LIBOR plus an applicable margin of 3.0% and 3.5%, respectively. The average interest rate on borrowings under the Revolving Credit and Term Loan Facilities were 8.33% and 7.71%, respectively, for the five months ended October 3, 1998 and fiscal 1999.

The Term Loan Facility has a term of eight years and must be repaid in semi-annual installments in October and April of each fiscal year in an aggregate amount of (i) $2,000 through fiscal 2004, (ii) $88,000 during fiscal 2005 and (iii) the balance during fiscal 2006. The Revolving Credit Facility has a term of seven years. The Company is required to make annual payments, in excess of the schedule principal payments, on the Term Loan Facility of up to 75% of the Company's "excess cash flow" as defined in the Bank Credit Facility. No payments are due with respect to this provision for the year ended October 2, 1999. In addition, the Bank Credit Facility requires mandatory prepayments upon the occurrence of certain events including the change of control of holdings. At October 2, 1999, the Company had outstanding letters of credit of $1,100 and available borrowings under the Revolving Credit Facility, as amended, for general operating purposes, of $48,900.

The obligations of the Company under the Bank Credit Facility are guaranteed by Holdings and each of the Company's domestic subsidiaries (the "Guarantors"). The obligations of the Company under the Bank Credit Facility are secured by a first priority lien (subject to permitted encumbrances) on substantially all of the Company's and each Guarantor's real, personal, and intellectual property and on the capital stock of the Company and all of the capital stock of the Company's domestic and certain of its foreign subsidiaries.

In addition, the Bank Credit Facility contains various covenants that restrict the Company from taking various actions and that require the Company to achieve and maintain certain financial ratios.

SENIOR SUBORDINATED NOTES -- The Senior Subordinated Notes bear interest at a rate of 9 1/4% per annum payable semi-annually on May 1 and November 1 of each year. The Senior Subordinated Notes are general unsecured obligations of the Company and its co-issuer, Grove Capital, Inc., and are guaranteed by all of the Company's domestic subsidiaries. The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after, May 1, 2003, at a declining redemption price and mature on May 1, 2008.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


In addition, at any time prior to May 1, 2001, the Company may redeem up to 35% of the originally issued aggregate principal amount of the Senior Subordinated Notes at 109.25% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, with net proceeds of one or more public offerings of the Company's equity (or that of Investors or Holdings), provided at least 65% of the principal amount of the originally issued Senior Subordinated Notes remain outstanding. Upon the occurrence of a change of control, as defined in the Indenture governing the Senior Subordinated Notes (the "Indenture"), each holder of the Senior Subordinated Notes will have the right to require the Company to repurchase such holder's notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Indenture contains certain covenants that limit, among other things, the ability of the Company to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) incur additional indebtedness or issue certain preferred equity interests, (iii) merge into or consolidate with certain other entities or sell all or substantially all of its assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. These restrictions could restrict the Company's subsidiaries from making distributions necessary to service the Senior Discount Debentures.

SENIOR DISCOUNT DEBENTURES -- The Senior Discount Debentures were issued pursuant to an Indenture dated April 29, 1998 (the "Holdings Indenture") at a discount from their principal amount. The Senior Discount Debentures are general unsecured obligations of the Company and its co-issuer, Grove Holdings Capital, Inc. The Senior Discount Debentures accrete interest at a rate of 11 5/8% per annum, compounded semi-annually, to an aggregate principal amount of $88,000 at May 1, 2003. Thereafter, the Senior Discount Debentures will accrue cash interest at a rate of 11 5/8% per annum, payable semi-annually on May 1 and November 1 of each year, commencing on November 1, 2003. The Senior Discount Debentures are redeemable at the option of Holdings, in whole or in part, at any time after May 1, 2003, at a declining redemption price and mature on May 1, 2009.

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

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


Upon the occurrence of a change of control (as defined by the Holdings Indenture), each holder of the Senior Discount Debentures will have the right to require Holdings to repurchase such holders' notes at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase.

The Holdings Indenture contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) incur additional indebtedness or issue certain preferred equity interests, (iii) merge into or consolidate with certain other entities or sell all or substantially all of its assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons.

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

The estimated fair value of the Company's long-term debt at October 2, 1999 was approximately $314,000.

Aggregate annual scheduled maturities of long-term debt at October 2, 1999 are $2,000 during each of the next five fiscal years.

INTEREST EXPENSE -- Interest income (expense), net consists of the following for the year ended September 27, 1997, the seven months ended April 28, 1998, the five months ended October 3, 1998 and year ended October 2, 1999.

                                            PREDECESSOR                    COMPANY
                                   --------------------------    --------------------------
                                   SEPTEMBER 27,  APRIL 28,      OCTOBER 3,    OCTOBER 2,
                                      1997          1998            1998          1999
                                   ------------  ------------    ------------  ------------
Interest expense                 $        (638)   $     (263)     $  (17,410)  $   (38,711)
Interest expense paid to Hanson         (1,404)       (2,174)             --            --
Accretion of interest on Senior             --            --          (2,550)       (6,357)
  Discount notes
Amortization of deferred                    --            --            (790)       (2,069)
  financing costs
Interest income                          2,085         3,485           2,215         4,563
                                   ------------  ------------    ------------  ------------
                                  $         43    $    1,048      $  (18,535)  $   (42,574)
                                   ============  ============    ============  ============


The Company paid interest of $7,503 and $39,254 for the five months ended October 3, 1998 and year ended October 2, 1999, respectively.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


The Company has entered into an interest rate agreement with a major commercial bank to collar the interest rate on approximately $100,000 of the Company's floating rate borrowings for the three years ended September 2001. Under the agreement the Company will receive, on a $100,000 notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral. If the contract was terminated at October 2, 1999, the Company would have had a gain of approximately $302.

(11)   OTHER LIABILITIES

Other liabilities consist of the following as of October 3, 1998 and October 2, 1999:


                                                                            1998       1999
                                                                          ---------  ---------
Accrued liability for defined benefit pension plans                     $   29,286 $  31,198
Accrued liability for postretirement benefit plan                           28,293    31,696
Other                                                                       25,150    27,233
                                                                          ---------  ---------
                                                                        $   82,729 $  90,127
                                                                          =========  =========


(12)   EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans which cover substantially all of its U.S. employees. Plans covering salaried employees provide pension benefits that are based on the participant's final average salary and credited service. Plans covering hourly employees provide benefits based on the participant's career earnings and service with the Company. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations, plus such additional amounts as the Company may determine to be appropriate from time to time.

In addition to providing pension benefits, the Company provides certain health care and prescription drug benefits to certain retirees. Substantially all of the Company's domestic eligible employees may qualify for benefits if they reach normal retirement age while working for the Company. The Company funds benefits on a pay-as-you-go basis, while retirees pay monthly premiums. These benefits are subject to deductibles co-payment provisions and other limitations.

                      GROVE HOLDINGS LLC AND SUBSIDIARIES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999



The following tables provide reconciliations of the changes in benefit obligations and plan assets for the five months ended October 3, 1998 and the year ended October 3, 1999 and the funded status of the plans as of October 2, 1998 and October 3, 1999.

                                                                                               POST-
                                                           PENSION BENEFITS             RETIREMENT BENEFITS
                                                      ----------------------------  -----------------------------
                                                       OCTOBER 3,     OCTOBER 2,     OCTOBER 3,      OCTOBER 2,
                                                          1998           1999           1998            1999
                                                      -------------  -------------  -------------   -------------
Change in benefit obligation:
     Benefit obligation at beginning of period        $  59,471     $  61,811      $  27,415       $  28,367
     Service cost                                         1,322         3,239            511           1,317
     Interest                                             1,621         4,191            725           1,820
     Special termination benefits                            --         1,347             --           1,002
     Amendments                                              --           204             --              --
     Actuarial (gain) loss                                  (56)       (9,811)            74          (3,757)
     Curtailment gain                                        --        (3,308)            --              --
     Benefits paid                                         (547)       (1,315)          (358)           (736)
                                                       ---------     ---------      ---------       ---------

                Benefit obligation at
                    end of period                     $  61,811     $  56,358      $  28,367       $  28,013
                                                      ===========   ===========    ===========     ==========


Change in plan assets:

     Fair value of plan assets at beginning
         of period                                    $  42,323     $  44,438      $      --       $      --
     Actual return on plan assets                        (2,640)        5,374             --              --
     Company contributions                                5,302         4,187            358             736
     Benefits paid                                         (547)       (1,315)          (358)           (736)
                                                      =============  =============  =============   =============

                Fair value of plan assets at
                    end of period                     $  44,438     $  52,684      $      --       $       --
                                                      =============  =============  =============   =============

Funded status                                         $ (17,373)    $  (3,674)     $ (28,367)      $  (28,013)
Unrecognized actuarial gain (loss)                        4,111        (6,605)            74           (3,683)
Unrecognized prior service cost                              --           204             --               --
                                                      =============  =============  =============   =============
                Net amount recognized                 $ (13,262)    $ (10,075)     $ (28,293)      $  (31,696)
                                                      =============  =============  =============   =============

Amounts recognized in consolidated balance sheets consists of:

         Accrued benefit liability                   $  (15,321)    $ (10,075)     $ (28,293)      $  (31,696)
         Accumulated other comprehensive
            income                                        2,059            --             --               --
                                                      =============  =============  =============   =============
                Net amount recognized                $  (13,262)    $ (10,075)     $ (28,293)      $  (31,696)
                                                      =============  =============  =============   =============

Weighted average assumptions at balance sheet date:

         Discount rates                                      6.50%          7.50%          6.50%           7.50%
         Rate of return on assets                           10.00%         10.00%            --              --
         Rate of compensations increases                     4.25%          4.25%            --              --

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for 1998 was 9.0%, with subsequent annual decrements of 0.5% to an ultimate trend rate of 5.5%. The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation for 1999 was 7.5% decreasing gradually over 18 years to an ultimate trend rate of 5.0%. A one percentage point increase in the assumed health care cost rate for each year would increase the accumulated postretirement benefit obligation by approximately 13% as of October 2, 1999 and the net postretirement benefit costs by approximately 11% for the year ended October 2, 1999.

The components of the net periodic benefits costs for all U.S. defined benefit plans for the fiscal year ended September 27, 1997, for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and the year ended October 2, 1999 are summarized below:


                                 PENSION BENEFITS                                 POSTRETIREMENT BENEFITS
                   ---------------------------------------------  --------------------------------------------------
                        PREDECESSOR                COMPANY                PREDECESSOR                COMPANY
                   -----------------------   -------------------     -----------------------   ---------------------
                    SEPTEMBER 27, APRIL 28,  OCTOBER 3,  OCTOBER 2,   SEPTEMBER 27,  APRIL 28,  OCTOBER 3,  OCTOBER 2,
                       1997         1998       1998        1999          1997         1998        1998        1999
                   ------------   --------   --------    ---------   -------------  ---------  ----------  -----------
Service costs           $ 2,172    $ 1,542    $ 1,322     $ 3,239      $   833      $   622     $   511     $ 1,317
Interest costs            3,128      2,163      1,621       4,191        1,464        1,096         725       1,820
Gain on plan
    curtailment              --         --         --      (3,308)          --           --          --          --
Special termination
    benefits                 --         --         --       1,347           --           --          --       1,002
Expented return on
    plan assets          (2,748)    (1,898)    (1,528)     (4,469)          --           --          --          --
Net amortization
    and deferral            539        465         --          --          458           74          --          --
                        -------    -------    -------     -------      -------      -------     -------     -------
                        $ 3,091    $ 2,272    $ 1,415     $ 1,000      $ 2,755      $ 1,792     $ 1,236     $ 4,139
                        =======    =======    =======     =======      =======      =======     =======     =======




During the year ended October 2, 1999, in an effort to reduce operating costs at its Shady Grove Facility, the Company involuntarily terminated or offered special one-time early retirement benefits to approximately 220 employees. These actions, together with other voluntary terminations, resulted in a curtailment gain of $3,300 which was recognized in net periodic pension costs for the year ended October 2, 1999. The special one-time early retirement benefits resulted in net periodic benefit costs of $2,300 for the year ended October 2, 1999.

The Company also sponsors defined benefit pension plans which cover substantially all of its foreign employees. The following tables provide reconciliations of the changes in benefit obligations and plan assets for the five months ended October 3, 1998 and the year ended October 2, 1999 and the funded status of the plans as of October 3, 1998 and October 2, 1999.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999

                                                                                 OCTOBER 3,          OCTOBER 2,
                                                                                   1998                1999
                                                                               -------------        ------------
Change in benefit obligation:
     Benefit obligation at beginning of period                               $       36,953       $      36,402
     Service cost                                                                     1,067               1,759
     Interest                                                                         1,074               2,315
     Actuarial (gains) loss                                                          (1,341)              7,959
     Benefits paid                                                                     (316)             (1,271)
     Impact of translation of foreign currency                                       (1,035)              2,002
                                                                               -------------        ------------
                Benefit obligation at end of period                          $       36,402       $      49,166
                                                                               =============        ============

Change in plan assets:
     Fair value of plan assets at beginning of period                        $       22,456       $      22,160
     Actual return on plan assets                                                    (1,044)              2,368
     Company contributions                                                              635               5,272
     Benefits paid                                                                     (316)             (1,271)
     Impact of translation of foreign currency                                          429                (486)
                                                                               -------------        ------------
                Fair value of plan assets at end of period                   $       22,160       $      28,043
                                                                               =============        ============

Funded status                                                                $     (14,242)       $     (21,123)
Unrecognized actuarial loss                                                            277                7,968
                                                                               -------------        ------------
                Net amount recognized                                        $     (13,965)       $     (13,155)
                                                                               =============        ============

Amounts recognized in consolidated statements
    balance sheets consists of:
         Accrued benefit liability                                           $     (13,965)       $     (21,123)
         Accumulated other comprehensive income                                         --                7,968
                                                                               -------------        ------------
                Net amount recognized                                        $     (13,965)       $     (13,155)
                                                                               =============        ============

Weighted average assumptions at balance sheet date:
         Discount rates                                                      6.00% to 6.50%       5.00% to 6.50%
         Rate of return on assets                                                     6.00%                6.00%
         Rate of compensation increases                                      2.25% to 4.50%       2.25% to 3.75%


                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999

The components of the net periodic pension costs for all foreign defined benefit plans for the year ended September 27, 1997, for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and year ended October 2, 1999 are summarized below:

                                       PREDECESSOR                    COMPANY
                                  -----------------------  -----------------------
                                                APRIL 28,   OCTOBER 3,  OCTOBER 2,
                                     1997         1998         1998        1999
                                  -------      -------      -------      -------
Service cost                      $ 1,978      $ 1,169      $   927      $ 1,759
Interest cost                       1,782        1,289          933        2,280
Actual return on assets            (3,038)        (904)        (667)      (2,182)
Net amortization and deferral         802          536           --        2,732
                                  -------      -------      -------      -------
                                  $ 1,524      $ 2,090      $ 1,193      $ 4,589
                                  =======      =======      =======      =======


Assets of domestic and foreign defined benefit plans consist principally of investments in equity securities, debt securities, and cash equivalents.

The Company also has a defined contribution plan covering substantially all of its U.S. employees. Eligible employees may contribute a portion of their base compensation to the plan and their contributions are matched by the Company at rates specified in the Plan documents. Contributions by the Company for the year ended September 27, 1997, for the seven months ended April 28, 1998, the five months ended October 3, 1998 and year ended October 2, 1999 were approximately $1,902, $1,169, $835 and $1,708, respectively.

(13)   MANAGEMENT OPTION AND SHARE APPRECIATION PLANS

In connection with the Acquisition, Investors established a management option plan whereby the Investor Management Committee can grant options to purchase equity units of Investors to key employees of the Company at fair market value. The options generally vest over a five-year period only upon the achievement of certain earning targets. During the five months ended October 3, 1998 and year ended October 2, 1999, Investors granted options to employees to purchase 2,700 and 1,237.5 Class A units of Investors, respectively, with an exercise price of 1,000 dollars per unit which will expire in 2008. At October 2, 1999, 3,937.5 options were outstanding and no amounts were vested. The estimated weighted average fair value of options granted during the five months ended October 3, 1998 and the year ended October 2, 1999 was 275 dollars per unit assuming an option life of six years, a risk free interest rate of 5.5% and no dividends or volatility rate. Had the Company accounted for the options in accordance with the provisions of FASB Statement No. 123 compensation expense with respect to options granted in the five months ended October 3, 1998 and the year ended October 2, 1999 would have been immaterial.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


During fiscal 1999, Investors adopted a Phantom Share Appreciation Rights (PSAR) Plan for the purpose of (i) attracting and retaining exceptional employees and
(ii) enabling such individuals to participate in the long-term growth of the Company. Under this plan, key employees are granted equity appreciation rights
(PSAR). Upon the occurrence of a "realization event", generally a change of control, as defined, the holder of the PSAR is paid an amount equal to the fair value of the PSAR over its initial grant price, plus the cumulative dividends paid by the Company since the date of grant. Rights cannot be assigned, sold or transferred and generally vest over a five-year period assuming achievement of certain earnings targets. Rights vest immediately if a realization event occurs. If the employee is terminated due to death, disability, or without cause, the vested portion of the PSAR remains effective and the non-vested portion is canceled. If the employee is terminated for any other reason, the entire PSAR is canceled. The committee that administers the plan has the right to equitably adjust the number of shares, grant price or make cash payments if it determines that some event has affected the value of the PSAR's to the employees. The committee is currently authorized to grant up to 20,000 rights which is the equivalent of approximately a 1% equity interest in Investors. The committee also has the ability to designate any other event or time other than a change of control as a realization event. The plan expires after ten years unless specifically amended.

During the year ended October 2, 1999, the Company granted 15,640 rights with an exercise price of 37.5 dollars per right. For the year ended October 2, 1999, the Company did not achieve the earnings targets, however, the committee authorized vesting of 20% of the rights. The Company has not recognized any compensation with respect to the vesting since the estimated fair value of the underlying equity interest is less than the grant price. At October 2, 1999, the 15,640 rights were outstanding of which 3,128 were vested.

(14)   INCOME TAXES

A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the five months ended October 3, 1998 or the year ended October 2, 1999.

The provision for income taxes following the Acquisition, will be limited to foreign taxes with respect to earnings of the Company's foreign subsidiaries and U.S. state and local taxes with respect to the earnings of the Company's truck-mounted crane business.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


For periods prior to the Acquisition, each of the Grove Companies filed their own income tax returns or were part of a consolidated group return with other Hanson entities. Income tax expense for such periods was determined as if the Grove Companies were a stand-alone entity. In connection with the Acquisition, Hanson has indemnified the Company with respect to certain tax obligations arising from activities occurring prior to the Acquisition.

Domestic and foreign income (loss) before income taxes were as follows for the fiscal year ended September 27, 1997, for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and year ended October 2, 1999:

                                                         PREDECESSOR                       COMPANY
                                                   ----------------------------  ------------------------------
                                                                  APRIL 28,        OCTOBER 3,     OCTOBER 2,
                                                      1997         1998             1998             1999
                                                   -----------  ------------     ------------   ---------------
United States                                    $     66,721 $      30,446    $    (12,143)    $   (33,588)
Other countries                                         1,748      (19,100)         (13,184)           (526)
                                                   -----------  ------------     ------------   -------------
                                                 $     68,469 $      11,346    $    (25,327)    $   (34,114)
                                                   ===========  ============     ============   ===============


The provision for income taxes consisted of the following for the fiscal year ended September 27, 1997, for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and year ended October 2, 1999:

                                                           PREDECESSOR                     COMPANY
                                                  ---------------------------  -------------------------------
                                                                 APRIL 28,        OCTOBER 3,     OCTOBER 2,
                                                     1997          1998             1998            1999
                                                  -----------   -----------    ---------------  --------------
Current:
     United States, state and local                $  23,979    $    9,383         $   2,958    $     1,110
     Other countries                                     301            --               130          1,745
                                                     --------     ---------          --------     ----------
                                                      24,280         9,383             3,088          2,855
                                                     --------     ---------          --------     ----------
Deferred:
     United States, state and local                    1,969         2,358           (1,551)          1,702
     Other countries                                      --            --             2,800            978
                                                     --------     ---------          --------     ----------
                                                       1,969         2,358             1,249          2,680
                                                     --------     ---------          --------     ----------
                                                   $  26,249    $   11,741         $   4,337    $     5,535
                                                     ========     =========          ========     ==========

The Company paid income taxes of $272 and $2,925 for the five months ended October 3, 1998 and year ended October 2, 1999, respectively.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999

Significant components of the Company's deferred tax liabilities and assets are as follows as of October 3, 1998 and October 2, 1999:

                                                                       1998         1999
                                                                    ----------   ----------
Allowance for doubtful accounts                                      $    139     $    104
Inventory reserves                                                        321          369
Accrued expenses                                                        3,728        2,403
Foreign net operating losses                                            2,132           --
Accumulated depreciation                                               (2,592)      (2,547)
Other                                                                     234           69
                                                                      --------      -------
                Total deferred tax asset                             $  3,962     $    398
                                                                      ========      =======


Deferred taxes at October 3, 1998 relate to the Company's National Crane Corporation subsidiary which is incorporated as a C-Corporation and the Company's foreign subsidiaries.

The reasons for the differences between applicable income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before taxes were as follows for the fiscal year ended September 27, 1997:


Applicable income taxes based on federal statutory tax rate             $ 23,964
State taxes, net of federal tax benefit                                    2,520
Goodwill amortization                                                        333
Foreign operating loss benefits not previously recognized                (1,409)
Foreign operating loss valuation allowances                                1,405
Other                                                                      (564)
                                                                         --------
                                                                        $ 26,249
                                                                         ========



The income tax rate reconciliation for the seven months ended April 28, 1998 was not presented since the information was deemed not meaningful. The income tax provision for the seven months ended April 28, 1998 includes no benefit for approximately $19,000 of losses incurred by the Company's foreign subsidiaries. Income taxes for the five months ended October 3, 1998 and the year ended October 2, 1999 relate principally to the Company's subsidiary in Waverly, Nebraska, which is incorporated as a C-corporation, and the Company's German subsidiary.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


(15)   RESTRUCTURING AND PLANT SHUTDOWN

In 1997, the Company recorded a restructuring charge of approximately $1,960 related to the gradual phase-out of crane production at its Sunderland, United Kingdom location. All amounts have been expended as of September 27, 1997.

The Company has closed its Sunderland UK manufacturing facility as the result of recurring operating losses. Management believes closing the facility will improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. In connection with accounting for the Acquisition (see note 2), the Company accrued the estimated closure costs of approximately $18,500. During the year ended October 2, 1999, the Company expended $10,100 for severance and related costs and incurred $7,200 of plant shutdown and related costs. As of October 2, 1999, $264 of severance and approximately $448 of plant shutdown costs remains to be expended. The unused portion of the original estimate of approximately $500 has been reversed against goodwill.

(16)   LEASES

The Company and its subsidiaries lease office space, machinery and other equipment under noncancelable operating leases with varying terms, some of which contain renewal and/or purchase options.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year:



1999                          $      3,743
2000                                 1,313
2001                                   632
2002                                   438
2003                                   242
Thereafter                              33
                                -----------
                              $      6,401
                                ===========



Rental expense associated with operating leases was approximately $3,489, $2,496, $1,795 and $4,977 for the year ended September 27, 1997 and the seven months ended April 28, 1998, the five months ended October 3, 1998 and year ended October 2, 1999, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999



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

The following table summarizes the contractual amounts of the Company's forward exchange contracts as of October 3, 1998 and October 2, 1999, including details by major currency as of October 2, 1999. Foreign currency amounts were translated at the current rate as of the reporting date. The "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, and the "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies.


                                                BUY           SELL
                                             -----------   ------------
As of October 3, 1998                      $      2,244 $      (4,444)
                                             ===========   ============
As of October 2, 1999:
     Deutsche Marks                        $      4,418 $           --
                                             ===========   ============



The Company's credit exposure on its foreign currency derivatives was $192 and $94 as of October 3, 1998 and October 2, 1999, respectively. Gross deferred realized gains and losses on firm commitments were not significant as of October 3, 1998 and October 2, 1999. Substantially all of the amounts deferred at October 3, 1998 are expected to be recognized in income during fiscal year 1999, when the gains or losses on the underlying transactions will also be recognized.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999



(18)   OTHER COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits and administrative proceedings arising in the ordinary course of business. These matters primarily involve claims for damages arising out of the use of the Company's products as well as employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company is insured for product liability and workers' compensation claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Company accrues for all other claims and lawsuits on a case-by-case basis. The Company's estimate of the undiscounted costs associated with legal and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. The Company's policy is to also accrue the probable legal costs to be incurred in defending the Company against such claims. The Company has followed this policy during each of the periods in the three-year period ended October 2, 1999, with respect to all investigations, claims and litigation. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

In the opinion of management, while the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, the amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, management believes that the ultimate resolution of these matters will not have a material effect on the Company. As of October 2, 1999, the Company had no known probable but inestimable exposures that could have a material effect on the Company.

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

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


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

OTHER -- The Company provides guarantees of residual value to third party financing companies in support of certain customers' financing arrangements. These guarantees generally are only exercisable should the Company's customer default on their financing agreements. The Company has not and does not expect to incur losses under these guarantees. Exercises of these guarantees have not been significant for the periods in the three years ended October 2, 1999. Aggregate residual value guarantees were approximately $93,000 at October 2, 1999.

(19)   TRANSACTIONS WITH RELATED PARTIES

Prior to the Acquisition, the Company received certain services provided by Hanson PLC and its affiliates, including cash management, tax reporting, and risk management, and was charged a management fee for such services. The allocation of these management fees was based on percentage of total group operating profits in 1997. In the opinion of management, these methods of allocation were reasonable.

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

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


Intercompany interest expense for the fiscal year ended September 27, 1997 and for the seven months ended April 28, 1998 was $1,404 and $2,174, respectively. Substantially all of the interest expense related to borrowings by one of the Company's subsidiaries from Hanson which are classified as predecessor capital in the combined statements of predecessor capital. Such borrowings averaged $19,000 for the years ended September 27, 1997 and for the seven months ended April 28, 1998.

The Company made advances to Investors of $3,270 and $844, respectively, during the five months ended October 3, 1998 and year ended October 2, 1999. Such amounts included loans to the Company's executive officers to purchase certain equity interest in Investors and transactions costs incurred to consummate the Acquisition and related financing. Such amounts have been accounted for as a reduction of member's equity.

The Company has engaged, under a multi-year agreement, a consulting group, controlled by one of Investor's minority owners, to help the Company develop and achieve its business plan. For the five months ended October 3, 1998 and the year ended October 2, 1999, the consulting group was paid approximately $2,700 and $6,800, respectively, for services rendered. Subsequent to year end, the agreement was amended.

(20)   SEGMENT INFORMATION

During fiscal 1999, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires the presentation of descriptive information about the Company's reportable segments, which is consistent with information that is made available to management to assess performance.

The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company markets its products through three operating divisions; Grove Crane, Grove Manlift and National Crane. Grove Crane manufactures mobile hydraulic cranes in its Shady Grove, Pennsylvania and Wilhelmshaven, Germany manufacturing facilities. Grove Manlift manufactures aerial work platforms in its Shady Grove, Pennsylvania and Tonneins, France manufacturing facilities. National Crane manufactures truck-mounted cranes in its Waverly, Nebraska manufacturing facility.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999


The accounting policies for the three operating business segments are the same as those described in the summary of significant accounting policies in note 3. Operating information for each of the three operating divisions is as follows:


                                                                                      CORPORATE,
                                              GROVE         GROVE        NATIONAL    ELIMINATIONS
                                              CRANE        MANLIFT         CRANE       AND OTHER        TOTAL
                                           ------------  -------------  ------------  ------------   ------------
As of and for the year ended
  September 27, 1997:
      Net sales                             $  587,583   $  198,816     $   70,997     $    (584)    $   856,812
      Depreciation and amortization             16,208          354          1,423             --         17,985
      Income (loss) from operations             50,058       16,705         10,506         (9,378)        67,891
      Total assets                             767,014       81,663         59,496        (26,677)       881,496
      Capital expenditures                      29,286          308          2,897             --         32,491

For the seven months ended
  April 28, 1998:
      Net sales                             $  310,684   $  116,298     $   49,231     $      (13)   $   476,200
      Depreciation and amortization              9,983          517            899             --         11,399
      Income (loss) from operations             12,868        3,943          7,680         (4,669)        19,822
      Capital expenditures                      16,740        1,513          1,268             --         19,521

As of and for the five months ended
  October 3, 1998:
      Net sales                             $  267,100   $   88,390     $   38,534     $    (245)    $   393,779
      Depreciation and amortization              4,623          127            372          3,091          8,213
      Income (loss) from operations              5,622        1,582          6,560        (16,938)        (3,174)
      Total assets                             490,278       62,910         45,428        313,814        912,430
      Capital expenditures                       6,376          351            503             --          7,230

As of and for the year ended
  October 2, 1999:
      Net sales                             $  537,586   $  164,010     $   80,022     $     (389)   $   781,229
      Depreciation and amortization             10,407          348            902          6,880         18,537
      Income (loss) from operations             44,381          679         11,694        (40,556)        16,198
      Total assets                             472,949       59,742         41,818        288,864        863,373
      Capital expenditures                       8,359          277            769             --          9,405


Corporate, eliminations and other consist principally of corporate expenses and assets, goodwill and intercompany eliminations. Depreciation and amortization excludes depreciation of equipment held for rent. For fiscal 1999, the Company allocates certain assets and expenses between operating divisions differently than for prior periods. Accordingly, such information is not comparable.

                       GROVE HOLDINGS LLC AND SUBSIDIARES

            Notes to Combined and Consolidated Financial Statements
                           (in thousands of dollars)

                      October 3, 1998 and October 2, 1999

Information with respect to the Company's domestic and foreign operations is as follows for the year ended September 27, 1997 and the seven months ended April 28, 1998, and as of and for the five months ended October 3, 1998 and the year ended October 2, 1999:

                                                        PREDECESSOR                        COMPANY
                                               ------------------------------    --------------------------------
                                                SEPTEMBER 27,    APRIL 28,         OCTOBER 3,       OCTOBER 2,
                                                   1997             1998              1998             1999
                                               --------------   -------------    ---------------  ---------------
Net sales:
     Generated by domestic operations          $  641,228        $  354,873      $   308,597       $  565,859
     Generated by foreign operations              314,643           166,780          124,824          316,276
     Elimination of intercompany sales            (99,059)          (45,453)         (39,642)        (100,906)
                                                 ---------        ----------      -----------       ----------
                                               $  856,812        $  476,200      $   393,779       $  781,229
                                                 =========        ==========      ===========       ==========


Property, plant and equipment:
     Held by domestic operations                                                 $   112,522       $  113,348
     Held by foreign operations                                                       94,653          100,383
                                                                                 -----------      -----------
                                                                                 $   207,175       $  213,731
                                                                                 ===========      ===========


(21)     SUBSEQUENT EVENT (UNAUDITED)

Subsequent to year end, the Company adopted and executed a restructuring plan that resulted in the termination of approximately 170 employees, principally in its U.S. operations. In connection with the terminations, the Company incurred severance costs of approximately $4,900, which will be recorded as a charge in first quarter of fiscal 2000.

(22)   GROVE HOLDINGS CAPITAL, INC.

The Company formed Grove Holdings Capital, Inc. as a direct wholly owned subsidiary to act as a co-issuer of the Senior Discount Debentures (see note
10). At October 2, 1999, Grove Holdings Capital, Inc. had one hundred dollars in cash and total assets, and no current or long-term liabilities other than is contingent co-obligation with respect to the Senior Discount Debentures. For the five months ended October 3, 1998 and the year ended October 2, 1999, Grove Holdings Capital, Inc. had no income or loss and no revenues. Grove Holdings Capital, Inc. has no subsidiaries, no operations and is prohibited from engaging in any business activities.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES            SCHEDULE I

                Condensed Financial Information of the Registrant

  Condensed Consolidated Balance Sheets -- October 3, 1998 and October 2, 1999


                                                                                               1998           1999
                                                                                           -------------   ------------
                                     Assets
Investement in subsidiaries                                                              $   145,861       $  104,568
Other assets                                                                                   2,086            1,886
                                                                                           ----------       ----------

                                                                                         $   147,947       $  106,454
                                                                                           ==========       ==========

                         Liabilities and Members' Equity

Long-term debt                                                                           $    52,535           58,892
                                                                                           ----------       ----------
Members' equity:
     Invested capital                                                                        116,730          115,886
     Accumulated deficit                                                                     (26,600)         (58,659)
     Accumulated other comprehensive income (loss)                                             5,282           (9,665)
                                                                                           ----------       ----------
                Total members' equity                                                         95,412           47,562
                                                                                           ----------       ----------
                                                                                         $   147,947       $  106,454
                                                                                           ==========       ==========

                                                                     (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

                Condensed Financial Information of the Registrant

 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
  For the five months ended October 3, 1998 and the year ended October 2, 1999

                                                                                                 1998           1999
                                                                                           -------------   ------------
Interest expenses                                                                           $  (2,619)     $   (6,554)
Other expenses                                                                                     --              (9)
Net loss of subsidiaries                                                                      (23,981)        (25,496)
                                                                                              --------       ---------
                Net loss                                                                      (26,600)        (32,059)

Other comprehensive income (loss)                                                               5,282         (14,947)
                                                                                              --------       ---------
                Comprehensive loss                                                            (21,318)        (47,006)
                                                                                              ========       =========

                                                                     (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

                Condensed Financial Information of the Registrant

                 Condensed Consolidated Statement of Cash Flows
  For the five months ended October 3, 1998 and the year ended October 2, 1999

                                                                                               1998           1999
                                                                                           -------------   ------------
Cash flow from operating activities:
     Net loss                                                                              $  (26,600)     $  (32,059)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:

            Amortization of deferred financing costs                                               68             197
            Accrued interest on Senior Discount Debentures                                      2,550           6,357
            Net loss of subsidiaries                                                           23,981          25,496
            Other changes                                                                       3,650             853
                                                                                            ----------       ---------
                Net cash provided by operating activities                                       3,649             844
                                                                                            ----------       ---------

Cash flows from investing activities-- investment in subsidiaries                            (168,209)             --
                                                                                            ----------       ---------
                Net cash used in investing activities                                        (168,209)             --
                                                                                            ----------       ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                                  49,985              --
     Equity investment from Grove Investors LLC                                               120,000              --
     Advances to Grove Investors LLC                                                           (3,270)           (844)
     Deferred financing costs                                                                  (2,155)             --
                                                                                            ----------       ---------
                Net cash provided by financing activities                                     164,560            (844)
                                                                                            ----------       ---------
                Net change in cash and cash equivalents                                            --              --

Cash and cash equivalents at beginning of period                                                   --              --
                                                                                            ----------       ---------
Cash and cash equivalents at end of period                                                 $       --      $       --
                                                                                            ==========       =========

                 GROVE HOLDINGS LLC AND SUBSIDIARIES               SCHEDULE II

                  Valuation and Qualifying Accounts



                                                   Balance At    Charged to     Charged                      Balance
                                                   Beginning      Costs and     to Other      Deductions     At End
                                                   of Year        Expenses     Accounts (a)      (b)         of Year
                                                 ------------  -------------  -------------  ------------  ------------
Allowance for doubtful accounts (in thousands):  $  2,553      $   538        $  (114)       $  260        $   2,717
        Year ended September 27, 1997               2,717          880             12           146            3,463
        Seven months ended April 28, 1998           3,463          290            121           799            3,075
        Five months ended October 3, 1998           3,075          552             31           563            3,095
        Year ended October 2, 1999

(a)  Impact of exchange rates
(b)  Write-offs