Form 10-Q/A
period 1999-04-03
GROVE HOLDINGS LLC
filed 2000-05-16
CIK 1064527

10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                   FORM 10-Q/A

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]    NO [_]

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

The results of operations for the three and six months ended April 3, 1999 have been restated. See Note 6 to the Condensed Consolidated Financial Statements.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               GROVE HOLDINGS LLC
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
            COMPREHENSIVE INCOME (LOSS) (unaudited and in thousands)

                                               13 Week Periods Ended        26 Week Periods Ended
                                            ---------------------------   ---------------------------
                                                         | Predecessor                  | Predecessor
                                                         | -----------                  | -----------
                                             April  3,   |   March 28,      April  3,   |  March 28,
                                               1999      |     1998            1999     |    1998
------------------------------------------  -----------  |   -----------   -----------  |  ----------
                                             (restated)  |           (restated)         |
NET SALES                                   $186,044     |   $200,945      $350,369     |  $405,903
COST OF GOODS SOLD                           147,653     |    159,951       284,895     |   321,337
                                            --------     |   --------      --------     |  --------
GROSS PROFIT                                  38,391     |     40,994        65,474     |    84,566
SELLING, ENGINEERING, GENERAL AND                        |                              |
   ADMINISTRATIVE EXPENSES                    31,531     |     32,400        63,049     |    66,677
                                            --------     |   --------      --------     |  --------
INCOME FROM OPERATIONS                         6,860     |      8,594         2,425     |    17,889
INTEREST AND DEBT ISSUANCE EXPENSE            11,789     |      1,346        23,775     |     1,868
OTHER INCOME (EXPENSE), NET                      927     |     (3,279)        2,339     |    (1,599)
                                            --------     |   --------      --------     |  --------
INCOME (LOSS) BEFORE PROVISION                           |                              |
  FOR INCOME TAXES                            (4,002)    |      3,969       (19,011)    |    14,422
PROVISION FOR INCOME TAXES                     1,888     |      6,128         2,821     |    11,174
                                            --------     |   --------      --------     |  --------
NET INCOME (LOSS)                             (5,890)    |     (2,159)      (21,832)    |     3,248
FOREIGN CURRENCY TRANSLATION                  (7,151)    |        (65)       (9,860)    |     1,653
                                            --------     |   --------      --------     |  --------
COMPREHENSIVE INCOME (LOSS)                 $(13,041)    |    $(2,224)     $(31,692)    |  $  4,901
                                            ========     |   ========      ========     |  ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
       CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in thousands)

                                                   April  3,         October  3,
                                                     1999                1998
                                                   --------           --------
                                                  (restated)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $ 19,499           $ 34,289
   Trade receivables, net                           118,033            129,833
   Due from Hanson PLC                                    -             10,500
   Notes receivable                                   4,258              5,887
   Inventories                                      218,901            207,248
   Other current assets                               6,580              8,893
                                                   --------           --------
       Total current assets                         367,271            396,650
Property, plant and equipment, net                  217,577            207,175
Goodwill, net                                       275,690            288,499
Other noncurrent assets                              19,137             20,106
                                                   --------           --------
TOTAL ASSETS                                       $879,675           $912,430
                                                   ========           ========

LIABILITIES AND  MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                            $23,214            $15,027
   Current maturities of long-term debt               2,000              7,000
   Trade accounts payable                            70,709             79,470
   Other payables and accrued liabilites            108,839            104,951
                                                   --------           --------
       Total current liabilities                    204,762            206,448
Long-term debt, less current maturities             457,517            460,535
Deferred revenue                                     78,284             67,306
Other noncurrent liabilities                         76,238             82,733
                                                   --------           --------
       Total liabilities                            816,800            817,018
                                                   --------           --------
Member's equity:
   Member's equity                                  115,892            116,730
   Accumulated deficit                              (48,439)           (26,600)
   Accumulated other comprehensive income            (4,578)             5,282
                                                   --------           --------
    Total member's equity                            62,875             95,412
                                                   --------           --------
TOTAL LIABILITIES AND MEMBER'S EQUITY              $879,675           $912,430
                                                   ========           ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

                                                                                   26 Week Periods Ended
                                                                                                 Predecessor
                                                                                                 -----------
                                                                               April  3,          March 28,
                                                                                 1999                1998
                                                                             -----------         ------------
                                                                              (restated)

OPERATING ACTIVITIES:
   Net income (loss)                                                          ($21,832)     |      $  3,248
   Adjustments to reconcile net income (loss) to net cash provided                          |
       by (used for) operating activities:                                                  |
       Depreciation and amortization                                             9,600      |         9,384
       Depreciation of equipment held for rent                                   8,681      |         5,501
       Amortization of deferred financing cost                                   1,688      |             -
       Loss on sale of fixed assets                                                  -      |         4,719
       Other operating activities                                                    -      |         2,602
       Changes in operating assets and liabilities, net                          2,714      |        60,564
                                                                              --------      |      --------
          Net cash provided by operating activities                                851      |        86,018
                                                                              --------      |      --------
INVESTING ACTIVITIES:                                                                       |
   Capital expenditures                                                         (4,080)     |       (15,197)
   Investment in equipment held for rent                                       (19,189)     |       (16,380)
   Proceeds from sale of property, plant and equipment                             779      |         3,630
   Cash received from Hanson PLC                                                10,500      |             -
                                                                              --------      |      --------
          Net cash used for investing activities                               (11,990)     |       (27,947)
                                                                              --------      |      --------
FINANCING ACTIVITIES:                                                                       |
   Net proceeds from short-term borrowings                                       8,187      |         2,639
   Repayment of long-term debt                                                 (11,000)     |             -
   Other financing activities                                                     (838)     |       (61,649)
                                                                              --------      |       --------
          Net cash used for financing activities                                (3,651)     |       (59,010)
                                                                              --------      |      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (14,790)     |          (939)
                                                                                            |
CASH AND CASH EQUIVALENTS                                                                   |
   AT BEGINNING OF PERIOD                                                       34,289      |         5,024
                                                                              --------      |      --------
CASH AND CASH EQUIVALENTS                                                                   |
   AT END OF PERIOD                                                           $ 19,499      |      $  4,085
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

6. RESTATEMENT

      Selling, engineering, general and administrative expenses for the three and six months ended April 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. The effect of the restatement was to decrease the net loss for the three and six months ended April 2, 1999 and increase the net loss for the three months ended October 2, 1999. The adjustment has no effect on the audited results for fiscal 1999.

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

      The results of operations for the three and six months ended April 3, 1999 have been restated. See Note 6 to the Condensed Consolidated Financial Statements.

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

      Selling, engineering, general and administrative expenses for the second quarter of 1999 were $31.5 million (restated) compared to $32.4 million for the second quarter of 1998. Selling, engineering, general and administrative expenses included approximately $1.8 million of consulting costs which were offset by reductions from cost saving programs. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 16.9% (restated)in 1999 from 16.1% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Holdings LLC.

      Income from operations decreased $1.7 million to $6.9 million (restated) for the second quarter of 1999 from $8.6 million in the second quarter of 1998 primarily due to the reduction in sales volume discussed above.

      Interest and debt issuance expense increased to $11.8 million for the second quarter of 1999 from $1.3 million for the second quarter of 1998 primarily due to the debt incurred to finance the Acquisition and the change in Grove Holdings LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

      Other income (expense), net increased to $0.9 million (restated)for the second quarter of 1999 from an expense of $3.3 million for the second quarter of 1998 primarily due to a loss in 1998 on the sale of land and buildings by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Predecessor's U.K. subsidiary to Hanson. Immediately after the sale, Hanson leased the property back to Grove Holdings LLC.

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

      Selling, engineering, general and administrative expenses for the twenty-six week period ended April 3, 1999 were $63.0 million (restated) compared to $66.7 million for the twenty-six week period ended March 28, 1998. This decrease was primarily associated with reductions from cost saving programs offset by increased consulting costs of approximately $3.8 million. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 18.0% (restated) in 1999 from 16.4% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Holdings LLC.

      Income from operations decreased to $2.4 million (restated) for the twenty-six week period ended April 3, 1999 from $17.9 million in the twenty-six week period ended March 28, 1998 primarily due to the reasons discussed above.

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


                                            GROVE HOLDINGS LLC

Date:   May 16, 2000
                                            By: /s/ Stephen L. Cripe
                                               -------------------------
                                               Stephen L. Cripe
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)