Form 10-Q/A
period 1999-07-03
GROVE HOLDINGS LLC
filed 2000-05-16
CIK 1064527

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

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

The results of oerations for the nine months ended July 3, 1999 have been restated. See Note 6 to the Condensed Consolidated Financial Statements.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GROVE HOLDINGS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          AND COMPREHENSIVE INCOME (LOSS) (unaudited and in thousands)

                                                                                        Predecessor
                                                                                  -----------------------
                                         9 Week        13 Week       39 Week       4 Week        30 Week
                                         Period        Period        Period        Period        Period
                                          Ended         Ended         Ended         Ended         Ended
                                        ---------     ---------     ---------     ---------     ---------
                                         June 27,       July 3,       July 3,     April 28,     April 28,
                                           1998          1999          1999          1998          1998
                                        ---------     ---------     ---------     ---------     ---------
                                                                    (restated)
Net Sales                               $ 154,780     $ 207,364     $ 557,733     $  70,297     $ 476,200

Cost of Goods Sold                        122,063       168,259       453,154        56,000       377,337

Write-Off of amount assigned to
   inventory in excess of historical
   costs resulting from purchase
   accounting adjustments                  10,000            --            --            --            --
---------------------------------------------------------------------------------------------------------
Gross Profit                               22,717        39,105       104,579        14,297        98,863

Selling, Engineering, General and
Administrative Expenses                    24,503        31,772        94,822        12,364        79,041
---------------------------------------------------------------------------------------------------------

Income (Loss) from Operations              (1,786)        7,333         9,757         1,933        19,822

Interest and Debt Issuance Expense          8,364        11,868        35,642           569         2,437

Other Income (Expense), net                 2,865           689         3,028        (4,440)       (6,039)
---------------------------------------------------------------------------------------------------------

Income (Loss) before provision
for Income Taxes                           (7,285)       (3,846)      (22,857)       (3,076)       11,346

Provision for Income Taxes                    423         1,895         4,716           567        11,741
---------------------------------------------------------------------------------------------------------

Net Income (Loss)                          (7,708)       (5,741)      (27,573)       (3,643)         (395)

Foreign Currency Translation               (2,043)       (4,151)      (14,005)       (5,582)       (5,647)
---------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)             $  (9,751)    $  (9,892)    $ (41,578)    $  (9,225)    $  (6,042)
=========================================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
       CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in thousands)

                                                                   July 3,      October 3,
                                                                     1999          1998
                                                                  ---------     ---------
                                                                  (restated)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $   9,967     $  34,289
   Trade receivables, net                                           129,583       129,833
   Due from Hanson PLC                                                   --        10,500
   Notes receivable                                                     167         5,887
   Inventories                                                      214,998       207,248
   Other current assets                                               9,580         8,893
-----------------------------------------------------------------------------------------
          Total current assets                                      364,295       396,650

Property, plant and equipment, net                                  216,641       207,175
Goodwill, net                                                       276,324       288,499
Other non-current assets                                             18,148        20,106
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $ 875,408     $ 912,430
=========================================================================================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                          $  14,514     $  15,027
   Current maturities of long-term debt                              12,000         7,000
   Trade accounts payable                                            77,941        79,470
   Other payables and accrued liabilities                           102,422       104,951
-----------------------------------------------------------------------------------------
          Total current liabilites                                  206,877       206,448

Long-term debt, less current maturities                             459,223       460,535
Deferred revenue                                                     79,967        67,306
Other non-current liabilities                                        76,509        82,729
-----------------------------------------------------------------------------------------
          Total liabilities                                         822,576       817,018
-----------------------------------------------------------------------------------------

Member's equity:
   Member's equity                                                  115,742       116,730
   Accumulated deficit                                              (54,187)      (26,600)
   Accumulated other comprehensive income (loss)                     (8,723)        5,282
-----------------------------------------------------------------------------------------
          Total member's equity                                      52,832        95,412
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                             $ 875,408     $ 912,430
=========================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE HOLDINGS LLC
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

                                                                                                     Predecessor
                                                                                                     -----------
                                                                                                       30 Week
                                                                          39 Week     9 Week Period     Period
                                                                        Period Ended      Ended         Ended
                                                                        -------------------------     ----------
                                                                           July 3,       June 27,     April 28,
                                                                             1999          1998          1998
                                                                        ----------------------------------------
                                                                                        (restated)
OPERATING ACTIVITIES:
   Net income (loss)                                                      $ (27,573)    $  (7,708)    $    (395)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                          13,859         2,749        11,399
      Depreciation of equipment held for rent                                12,648         2,529         5,501
      Amortization of deferred financing cost                                 1,296           301            --
      Write-off of amount assigned to inventory
          in purchase accounting                                                 --        10,000            --
      Loss on sale of fixed assets                                               --            --         6,256
      Deferred tax expense                                                      125            11         2,358
      Notes receivable                                                           --            --        28,409
      Changes in operating assets and liabilities, net                       (2,181)      (29,499)       39,569
----------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) operating activities               (1,826)      (21,617)       93,097
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures                                                      (6,088)       (1,945)      (19,521)
   Investment in equipment held for rent                                    (25,174)       (8,335)      (16,380)
   Acquisition of businesses from Hanson PLC, including
     transaction costs of $6,485, net of cash acquired of
     $9,242 and post-closing adjustment of $16,700                               --      (563,543)           --
    Cash received from Hanson PLC                                            10,500            --            --
   Other investing activities                                                   779            --         2,071
----------------------------------------------------------------------------------------------------------------

          Net cash used for investing activities                            (19,983)     (573,823)      (33,830)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net proceeds (repayments) from short-term borrowings                        (513)            4         6,821
   Proceeds from issuance of long-term debt                                      --       450,200            --
   Proceeds from revolving line of credit                                    10,000            --            --
   Equity investment from Grove Investors LLC                                    --       168,209            --
   Deferred financing costs                                                      --       (12,674)           --
   Repayment of long-term debt                                              (12,000)           --            --
   Other financing activities                                                    --         1,125       (61,870)
----------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) financing activities               (2,513)      606,864       (55,049)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (24,322)       11,424         4,218

Cash and Cash Equivalents at Beginning of Period                             34,289            --         5,024
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                $   9,967     $  11,424         9,242
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

6. RESTATEMENT

Selling, engineering, general and administrative expenses for the nine months ended July 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the nine months ended July 3, 1999 and increase the net loss for the three months ended October 2, 1999. The adjustment has no effect on the audited results for fiscal 1999.

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

      The results of operations for the nine months ended July 3, 1999 have been restated. See Note 6 to the Condensed Consolidated Financial Statements.

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

      Selling, engineering, general and administrative expenses for the thirty-nine week period ended July 3, 1999 were $94.8 million (restated) compared to $103.5 million for the thirty-nine week period ended June 27, 1998. This decrease was primarily associated with reductions from our cost savings program, offset by increased consulting costs of approximately $5.4 million in 1999 as compared to $0.9 million of consulting costs in 1998. However, selling, engineering, general and administrative expenses increased as a percentage of net sales to 17.0% (restated) in 1999 from 16.4% in 1998. This increase was primarily attributable to the reduced unit sales offset by our cost savings program.

      Income from operations decreased to $9.8 million (restated) for the thirty-nine week period ended July 3, 1999 from $28.0 million in the thirty-nine week period ended June 27, 1998 after excluding the 1998 $10.0 million inventory charge discussed above. In addition, the reduced unit sales decreased income from operations.

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

                                                   GROVE WORLDWIDE LLC


Date: May 16, 2000                             By: /s/ Stephen L. Cripe
                                                   -----------------------------
                                                   Stephen L. Cripe
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)