Form 10-K405
period 2000-09-30
GROVE HOLDINGS LLC
filed 2001-01-16
CIK 1064527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to ________

                        Commission File Number: 333-57609

                               GROVE HOLDINGS LLC
                               ------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                         52-2089667
         --------                                         ----------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

1565 BUCHANAN TRAIL EAST  SHADY GROVE, PENNSYLVANIA              17256
---------------------------------------------------              -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (717) 597-8121
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

                               GROVE HOLDINGS LLC
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000


                                                                                PAGE

                                     PART I
Item 1.      Business.                                                           1
Item 2.      Properties.                                                         7
Item 3.      Legal Proceedings.                                                  7
Item 4.      Submission of Matters to a Vote of Security Holders.                7

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.                                                8
Item 6.      Selected Financial Data.                                            9
Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                     10
Item 7A.     Quantitative and Qualitative Disclosures about
             Market Risk.                                                       19
Item 8.      Financial Statements and Supplementary Data.                       20
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                               20

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.                21
Item 11.     Executive Compensation.                                            23
Item 12.     Security Ownership of Certain Beneficial Owners and Management.    25
Item 13.     Certain Relationships and Related Transactions.                    27

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.   28


The following report is qualified in its entirety by, and should be read in conjunction with, the more detailed information and combined financial statements of The Grove Companies, the predecessor to Grove Holdings LLC ("Grove Holdings"), and the consolidated financial statements of Grove Holdings including the notes thereto (the "financial statements"), included elsewhere in this report. Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries. The Company's fiscal year ends on the Saturday closest to the last day of September. References to fiscal 1996, fiscal 1997, fiscal 1998, fiscal 1999 and fiscal 2000 refer to the fiscal years ended September 28, 1996, September 27, 1997, October 3, 1998, October 2, 1999 and September 30, 2000, respectively. Reference to the (i) seven months ended April 28, 1998 means the period from September 27, 1997 to April 28, 1998 and (ii) five months ended October 3, 1998 means the period from April 28, 1998 to October 3, 1998. References to historical financial information are to the historical combined and consolidated financial results of the acquired business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of Grove Holdings Capital, Inc. ("Grove Holdings Capital") are included herein. Grove Holdings believes that such financial statements would not be material to holders of the Debentures (as defined). As of September 30, 2000, Grove Holdings Capital had nominal assets, no liabilities (other than its co-obligation under the Debentures (as defined)) and no operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are discussed throughout this report. Such factors include, among others, the following:

o substantial leverage, ability to service debt, and the ability of the Company to comply with financial and other covenants in the Company's credit agreement. In fiscal 1999 and fiscal 2000, the Company was required to obtain waivers and amendments to its credit agreement to remain in compliance with certain financial covenants. In connection with the most recent amendments, the credit agreement was modified to place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period though April 30, 2001, a period during which the Company's need for working capital is projected to be the greatest. During a 14-day period ending April 16, 2001 and a 5-day period ending April 23, 2001, borrowings under the revolving credit facility will be limited to $40 million and $35 million, respectively. The Company may require additional amendments in the future and, if required, there can be no assurance that such amendments will be obtained;
o changing market trends in the mobile hydraulic crane, aerial work platform and truck-mounted crane industries;
o general economic and business conditions including a prolonged or substantial recession;
o the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths;
o the effectiveness of the Company's recent initiatives to improve operating results and cash flows by selling the Company's Manlift operations in France, reducing the remaining Manlift operations, restructuring the Company's main manufacturing operations and reducing the number of employees. If these initiatives are not successful, the Company may be unable to generate sufficient cash flows from operations and meet bank covenants.
o the ability of the Company to obtain financing for general corporate purposes;
o     competition;
o     availability of key personnel;
o     industry overcapacity; and
o     changes in, or the failure to comply with, government regulations.

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

PART I

ITEM 1. BUSINESS

Grove Holdings' assets consist solely of membership interests of Grove Worldwide (the "Company") and capital stock of Grove Holdings Capital. Grove Holdings conducts all of its business through the Company.

RECENT DEVELOPMENTS

During the years ended October 2, 1999 and September 30, 2000, the Company incurred significant operating losses that would have resulted in non-compliance with certain financial covenants included in the Company's Bank Credit Facility (see note 11 of the Company's financial statements). The Company obtained waivers of these financial covenants as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend on achieving significantly improved operating results during fiscal 2001 and beyond. Furthermore, modifications of the Bank Credit Facility place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period through April 30, 2001, a period during which the Company's need is projected to be the greatest.

Management has undertaken a number of initiatives to help improve operating results and cash flows including: (i) reduction of Manlift operations, (ii) the planned sale of Delta Manlift operations in France, (iii) restructuring Shady Grove, Pennsylvania manufacturing operations by improving product flow and (iv) reducing the number of sales, marketing, engineering and administrative employees, principally in Shady Grove and the UK.

The reduction of Manlift operations allows the Company to produce a product line which management believes is complementary with the Company's Crane products and strategy. Manlift will continue to provide full support for the installed base of aerial work platforms through parts and service, including discontinued models, and to manufacture six models of boom Manlifts. In order to take advantage of synergies, the Company has merged Manlift's production, engineering and sales and marketing functions with those of Grove Crane. Accordingly, the Company's Manlift operations are discussed with Grove Crane.

GENERAL

The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes and truck-mounted cranes. The Company's products are used in a wide variety of applications by commercial and residential building contractors, as well as by industrial, municipal and military end-users. The Company's products are marketed to independent equipment rental companies and directly to end-users under three widely recognized brand names -- GROVE CRANE, GROVE MANLIFT and NATIONAL CRANE.

The Company's products are sold in over 50 countries primarily through an established, global network of approximately 210 independent distributors. The Company's major markets are North America (approximately 65% of fiscal 1999 and 67% of fiscal 2000 new equipment sales), Europe (approximately 26% of fiscal 1999 and fiscal 2000 new equipment sales), Africa and the Middle East (approximately 4% of fiscal 1999 and 2% of fiscal 2000 new equipment sales), Asia (approximately 2% of fiscal 1999 and fiscal 2000 new equipment sales) and Latin America (approximately 3% of fiscal 1999 and fiscal 2000 new equipment sales).

GROVE CRANE designs and manufactures 24 models of mobile hydraulic cranes. The Company's mobile hydraulic cranes, which are used primarily in industrial, commercial and public works construction, are capable of reaching maximum heights of 374 feet and lifting up to 350 tons.

GROVE MANLIFT, now manufactured, distributed and serviced by Grove Crane, has six models of aerial work platforms, which are used primarily in industrial applications. Aerial work platforms elevate workers and their materials more safely, quickly and easily than alternative methods such as scaffolding and ladders.

NATIONAL CRANE designs and manufactures 11 models of telescoping and 14 models of articulating truck-mounted cranes. The Company's telescoping and articulating cranes, which are used primarily in industrial, commercial, public works and construction applications, are capable of reaching maximum heights of 175 feet and lifting up to 40 tons. Telescoping and articulating cranes are mounted on a standard truck chassis or on a pedestal at a fixed location.

Grove Holdings was formed as a Delaware limited liability company in 1997. Grove Worldwide and its predecessors have been in business for over 50 years. The principal executive offices of Grove Holdings are located at 1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. The telephone number of the Company's executive offices is (717) 597-8121.

THE INVESTOR GROUP

Grove Holdings owns all of the limited liability company interests of the Company. Grove Investors LLC ("Grove Investors") owns all of the limited liability company interests of Grove Holdings. All of Grove Investors' outstanding membership interests are owned by (i) FW Grove Coinvestors, L.P.,
(ii) Oak Hill Strategic Partners, L.P., formerly known as FW Strategic Partners, L.P., (iii) GGEP-Grove, L.P., (iv) Michael L. George, (v) institutional investors and (vi) members of senior management (collectively, the "investor group").

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

PRODUCTS

MOBILE HYDRAULIC CRANES (GROVE CRANE)

GROVE CRANE manufactures 24 models of mobile hydraulic cranes, which are used primarily in the industrial, commercial and public works construction and in maintenance applications to lift material at job sites. There are four main types of mobile hydraulic cranes: (i) Rough-Terrain, (ii) All-Terrain, (iii) Truck-Mounted and (iv) Industrial. In addition, Grove Crane produces three models of specialty cranes for the U.S. Department of Defense.

ROUGH-TERRAIN CRANES are designed to lift materials and equipment on rough or uneven terrain. These cranes cannot be driven on highways, and, accordingly, must be transported by truck to a work site. Grove Crane produces nine models of rough-terrain cranes, believed to be the broadest such line in the world, capable of working heights of up to 208 feet and maximum load capacities of up to 100 tons.

ALL-TERRAIN CRANES are versatile cranes designed to lift materials and equipment on rough or uneven terrain and yet are highly maneuverable and capable of highway speeds. Grove Crane produces eight models of all-terrain cranes capable of working heights of up to 374 feet and maximum load capacities of up to 350 tons.

TRUCK-MOUNTED CRANES are designed to provide simple set-up, long reach high capacity booms and the capability of traveling from site to site at highway speeds. These cranes are suitable for urban and suburban uses. Grove Crane produces three models of truck-mounted cranes, believed to be the broadest such line in the world, capable of working heights of up to 202 feet and maximum load capacities of up to 75 tons.

INDUSTRIAL CRANES are designed primarily for plant maintenance, storage yard and material handling jobs. Grove Crane produces four models of industrial cranes capable of working heights of up to 74 feet and maximum load capacities of up to 15 tons. Effective October 1, 2000, three telescoping and three articulating boom aerial work platforms will be manufactured, sold and supported with industrial cranes.

TRUCK-MOUNTED CRANES (NATIONAL CRANE)

NATIONAL CRANE manufactures 25 models of truck-mounted cranes used primarily by contractors engaged in industrial, commercial, public works and residential construction, railroad and oil field service industries. They are also used in maintenance applications to lift materials or personnel at the same job site or to move material to another job site or location. The Company manufactures two types of truck-mounted cranes: telescoping and articulating, and also produces four models of pedestal-mounted, fixed location cranes.

TELESCOPING CRANES are used primarily for lifting material and personnel on a job site. National Crane produces 11 models of truck-mounted telescoping cranes capable of working heights of up to 175 feet and maximum load capacities of up to 36 tons.

ARTICULATING CRANES are used primarily to load and unload truck beds at a job site. National Crane produces 14 models of truck-mounted articulating cranes capable of working heights of up to 71 feet and maximum load capacities of up to 46 tons.

OTHER CRANES include five models of pedestal-mounted cranes designed for docks, factories, yards, and other areas where fixed, stationary lifting is required. These cranes are capable of working heights of up to 95 feet and maximum load capacities of up to 28 tons.

MARKETING AND DISTRIBUTION

GENERAL

The Company benefits from an established base of approximately 210 independent distributors located in 50 countries around the world. Over two thirds of Grove Crane's North American distributors have been with the Company for over 10 years.

MOBILE HYDRAULIC CRANES

The Company distributes its mobile hydraulic cranes primarily through a global network of independent distributors, except in Germany, France and the United Kingdom, where the Company has its own distributors. In addition, the Company sells directly to certain large corporate customers and the United States Government.

In fiscal 2000, 72% of the Company's unit sales of mobile hydraulic cranes were derived from units shipped to North American and Latin American distributors and end users. The Company has longstanding relationships with its 45 North American and 24 Latin American distributors. Shipments to Europe comprised approximately 23% of the Company's shipments in fiscal 2000 through three Company stores, located in the U.K., Germany and France, and 42 third-party distributors. In fiscal 2000, shipments to Asia, Africa and the Middle East comprised approximately 2%, 1% and 2% of the Company's unit shipments, respectively.

TRUCK-MOUNTED CRANES (NATIONAL CRANE)

The Company's North American truck-mounted crane distribution network consists of 60 distributors that carry multiple product lines, the majority of which maintain rental fleets. In addition, the Company has eight distributors that focus either on limited product lines and/or market niches. Certain of the Company's "niche" distributors primarily sell to railroads and are a particular strength of the Company's customer base.

END-USERS AND CUSTOMERS

Mobile hydraulic cranes are primarily used by contractors engaged in industrial, commercial and public works construction, and for maintenance applications and job site material handling. National Crane's truck-mounted cranes are primarily used by contractors engaged in industrial, commercial, public works and residential construction, railroad and oil field service industries, and in maintenance applications to lift materials or personnel at the same job site or to move material to another job site or location. In addition, U.S. railroad companies and U.S. equipment rental companies use the Company's truck-mounted cranes. Mobile hydraulic cranes are also sold to the U.S. Department of Defense and other government agencies.

The Company's top five customers for the fiscal years ended October 3, 1998, October 2, 1999 and September 30, 2000 accounted for approximately 24%, 20% and 17%, respectively, of the Company's whole good revenues for such periods. No one customer accounts for more than 10% of total revenue. Approximately 20% and 17% of the outstanding accounts and notes receivable balance as of October 2, 1999 and September 30, 2000, respectively, were due from these customers.

DEALER FINANCING PROGRAM

The Company offers certain of its customers terms of up to one year. Units sold under this program generate secured notes receivable, which the Company sells, from time to time, to third-party financial institutions. Generally, this problem is used by customers to finance equipment for their rental fleets. However, the terms of the notes provide that if the customer sells the equipment prior to the maturity of the notes, the notes must be repaid immediately along with any interest accrued thereon.

The Company has agreements with three major international banks to sell up to $135.0 million of notes receivable generated from sales of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes under the dealer financing program, subject to certain conditions. However, the Company's Bank Credit Facility limits the aggregate sold amount of receivables outstanding under the arrangements to $110.0 million at all times. The banks purchase the notes receivable at face value on a 90% non-recourse basis. The agreements require the Company to purchase credit insurance on behalf of the third-party to insure the 90% risk assumed by the bank. The Company retains 10% of the credit risk.

ENGINEERING AND DESIGN

The Company's team of engineers focuses on developing innovative, high performance, low maintenance products that create significant brand loyalty among customers. Design engineers work closely with the Company's manufacturing and marketing staff, enabling the Company to quickly identify changing end-user requirements, implement new technologies and effectively introduce product innovations. The Company spent approximately $14.1 million, $12.4 million and $10.7 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively, on Company-sponsored research and development activities.

COMPETITION

The markets in which the Company competes are highly competitive. To compete successfully, the Company must remain competitive in areas of quality, value, product line, ease of use, safety, comfort and customer service. The Company faces competition in both of its operating divisions from a number of manufacturers. Competition in each of the Company's markets generally is based on product design, overall product quality, maintenance costs and price. The following table sets forth the Company's primary competitors in its major product groups:


   OPERATING
   DIVISIONS                PRODUCTS                                      PRIMARY COMPETITORS
-----------------   -------------------------   ------------------------------------------------------------------------
Grove Crane         Mobile Hydraulic Cranes     Liebherr Werk Nenzing, Link-Belt Construction Equipment Co.,
                                                Mannesman Dematic, Tadano Ltd. and Terex Corporation ("Terex")

National Crane      Truck-Mounted Cranes        Fassi Gru Idrauliche SpA, Hiab BV, Iowa Mold Tooling Co. Inc. (IMT),
                                                Palfinger GmbH, Terex and Manitowoc


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

CYCLICALITY

The Company markets a large portion of its products in North America and Europe, and historically, sales of products manufactured and sold by the Company have been subject to cyclical variations caused by, among other things, changes in general economic conditions and, in particular, in conditions in the construction industry. During periods of expansion in construction activity, the Company generally has benefited from increased demand for its products. Conversely, during recessionary periods, the Company has been adversely affected by reduced demand for such products. Downward cycles may result in reduction of the Company's new unit sales and pricing, which may materially and adversely impact the Company's results of operations.

BACKLOG

The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of December 9, 2000 was approximately $130.6 million compared to total backlog as of December 11, 1999 of $237.1 million. Approximately $45.0 million of the decline in backlog is due to the reduction of the Manlift product line. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

EMPLOYEES

As of September 30, 2000, the Company had a total of approximately 3,626 employees, of which approximately 2,469 were employed in the United States. Approximately 29% of the Company's employees are represented by labor unions. In the United States, workers at the Company's Waverly, Nebraska facility are organized and are subject to a collective bargaining agreement that expires on June 9, 2002. Certain employees at the Company's Wilhelmshaven, Germany and Tonneins, France facilities are also organized under the host country's labor laws. The collective bargaining agreements covering the Wilhelmshaven, Germany employees will not terminate unless due notice is given by either party pursuant to special provisions within the collective bargaining agreements, but are subject to renegotiation at various times. Throughout all facilities, the Company considers its relations with its employees and union representatives to be good.

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

INTELLECTUAL PROPERTY

The Company's products are sold primarily under the logo "G-Registered Trademark-", and the trademarks GROVE-Registered Trademark-, G GROVE WORLDWIDE-Registered Trademark-, GROVE MANLIFT-Registered Trademark-, MANLIFT-Registered Trademark-, G MANLIFT-Registered Trademark-, G MEGATRAK-Registered Trademark - , MAXX-Registered Trademark-, SUPER-MAXX-Registered Trademark-, TOUCAN-Registered Trademark-, and YARDBOSS- Registered Trademark -. The Company owns a number of patents and trademarks relating to the products it manufactures that have been obtained over a number of years.

ITEM 2. PROPERTIES

The Company maintains major manufacturing and engineering facilities in Shady Grove, Pennsylvania and Wilhelmshaven, Germany, as well as plants in Tonneins, France and Waverly, Nebraska. All such manufacturing facilities are ISO 9001 certified. The Company also maintains administrative and service facilities in the United Kingdom, France, Germany, and Australia, and offices in Singapore, the United Arab Emirates, and China. The Tonneins facility will be sold in connection with the Company's sale of Delta Manlift.

The following table outlines the principal facilities owned or leased by the
Company:

                                                                                        APPROXIMATE
          FACILITY LOCATION                             TYPE OF FACILITY               SQUARE FOOTAGE          OWNED/LEASED
---------------------------------------  ---------------------------------------- ------------------------- --------------------
Shady Grove, Pennsylvania                Manufacturing/ Headquarters                             1,165,600         owned
Quincy, Pennsylvania                     Manufacturing                                              40,100         owned
Chambersburg, Pennsylvania               Office/Storage                                             81,000         owned
Waverly, Nebraska                        Manufacturing/ Headquarters                               303,800         owned
Antwerp, Belgium                         Warehouse/Machine and Parts Storage                       107,600        leased
Sunderland, U.K.(1)                      Office/Storage                                             14,000        leased
Wilhelmshaven, Germany(2)                Manufacturing/ Storage/Office                             410,400       owned/leased
Langenfeld, Germany(3)                   Storage/Office/ Field Testing                              80,300        leased
Tonneins, France(4)                      Manufacturing/ Storage/Office                             101,900       owned/leased
Osny, France                             Storage/Repair/Office                                      43,000         owned


(1) The lease for the Sunderland facilities runs 15 years from September 1, 1999 with termination clauses at five-year intervals.

(2) The buildings are owned by the Company and the underlying land is leased from the Federal Republic of Germany and Friedrich Krupp AG Hoesch Krupp ("Krupp"). The lease with the Federal Republic of Germany expires December 31, 2043 and the lease with Krupp expires December 31, 2042.

(3) The lease at Langenfeld, Germany runs year to year, through July 31, 2001. The Company has signed a commitment to lease new facilities upon completion of construction in the summer of 2001.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HOLDERS

There is no established trading market for the membership interests of Grove Holdings. Grove Holdings owns all of the limited liability company interests of the Company and Grove Investors owns all of the limited liability company interests of Grove Holdings. For certain information concerning the ownership of the limited liability company interests of Grove Investors, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

MARKET INFORMATION

No dividends have been paid on Grove Holdings' membership interests. The Company's borrowing arrangements limit the ability of the Company to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Grove Holdings (i) as of and for each of the fiscal years ended September 28, 1996 and September 27, 1997, for the seven months ended April 28, 1998 (the "Predecessor Periods"), as of and for the five months ended October 3, 1998 and the fiscal years ended October 2, 1999 and September 30, 2000 (the "Successor Period"). As a result of the Acquisition, which was accounted for using the purchase method, results of operations for the Successor Period are not comparable with those for the Predecessor Periods. The selected historical financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the related notes thereto included elsewhere in this report.


                                                        PREDECESSOR                       HOLDINGS
                                            ---------------------------------- ---------------------------------
                                                                  SEVEN MONTHS FIVE MONTHS
                                                                      ENDED       ENDED
                                                                    APRIL 28,   OCTOBER 3,
                                               1996       1997        1998        1998        1999        2000
                                            ---------- ---------- -----------  ---------- ----------- ----------
                                                                     (DOLLARS IN THOUSANDS)
Statement of operations data:
    Net sales (1)                            $807,229   $870,858   $ 486,255   $ 401,008   $ 793,784   $ 850,562
    Gross profit (2)                          185,079    203,273      98,863      58,015     147,782     124,882
    Operating expenses                        134,459    135,382      79,041      61,189     131,584     123,467
    Goodwill impairment (3)                        --         --          --          --          --      53,351
    Income (loss) from
        operations                             50,620     67,891      19,822      (3,174)     16,198     (51,936)
    Net income (loss) (4)                      25,448     42,220        (395)    (26,600)    (32,059)   (109,822)

Balance sheet data (at period end):
    Cash and cash equivalents                   8,184      5,024          --      34,289     15,498      16,102
    Total assets                              730,158    881,496          --     912,430    863,373     727,805
    Total debt                                  7,443      7,265          --     482,562    491,000     522,857
    Total invested capital
        (deficit)                             502,554    628,492          --      95,412     47,562     (75,920)

Other data:
    Depreciation and
        amortization (5)                       17,313     17,985      11,399       8,213      18,537      20,209
    Capital expenditures                       19,443     32,491      19,521       7,230       9,405       8,775
    Sales backlog at end
        of period                             185,237    229,513     268,682     163,314     178,300     108,891

(1) Net sales amounts have been restated to exclude freight costs which historically had been netted with freight revenues. The impact of the restatement was to increase net sales and cost of goods sold by $13,020, $14,046, $10,055, $7,229, $12,555 and $13,719 for the years ended
     September 28, 1996 and September 27, 1997, the seven months ended
     April 28, 1998, the five months ended October 3, 1998, and the years ended October 2, 1999 and September 30, 2000, respectively.

(2) Gross profit for the five months ended October 3, 1998 was adversely impacted by the write-off of $27.7 million of purchase accounting adjustments with respect to the amount assigned to inventory in excess of historical cost.

(3) During the fourth quarter of fiscal 2000, management of the Company adopted a plan, approved by the Management Committee, to reduce the size of Manlift operations. In connection with the plan, the Company recognized a goodwill impairment charge of $53,351.

(4) Includes losses by the Company's Sunderland U.K. facility of $14,085, $5,999 and $3,554 for the seven months ended April 28, 1998, five months ended October 3, 1998 and year ended October 2, 1999, respectively. Effective December 1998, the Company ceased manufacturing operations at its Sunderland, United Kingdom facility due to recurring operating losses.

(5) Depreciation and amortization excludes depreciation on equipment held for rent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the more detailed information and the historical combined and consolidated financial statements included elsewhere in this report.

LIQUIDITY OVERVIEW

Grove Holdings' assets consist solely of membership interests of the Company and capital stock of Grove Holdings Capital. Grove Holdings conducts all of its business through the Company.

During the years ended October 2, 1999 and September 30, 2000, the Company incurred significant operating losses that would have resulted in non-compliance with certain financial covenants included in the Company's Bank Credit Facility (see notes 11 and 24) of the Company's financial statements). The Company obtained waivers of these financial covenants as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend on achieving significantly improved operating results during fiscal 2001 and beyond. Furthermore, modifications of the Bank Credit Facility place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period through April 30, 2001, a period during which the Company's need is projected to be the greatest. In addition, the modified covenants require the Company to achieve certain earnings targets on a quarterly basis through fiscal 2001, including a requirement to achieve adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined, of $20 million for the six months ended March 31, 2001. Effective January 12, 2001, the Company obtained further amendment of a covenant in its Bank Credit Facility, whereby the minimum Adjusted EBITDA, as defined, required for the six-month period ended March 31, 2001, was reduced to $16.5 million. The amendment will be null and void in the event the Company receives an audit report on its consolidated financial statements as of and for the year ended September 30, 2000 with a qualification or explanatory paragraph related to its ability to continue as a going concern.

Management has undertaken a number of initiatives to help improve operating results and cash flows including: (i) reduction of Manlift operations, (ii) the planned sale of Delta Manlift operations in France, (iii) restructuring Shady Grove, Pennsylvania manufacturing operations by improving product flow and (iv) reducing the number of sales, marketing, engineering and administrative employees, principally in Shady Grove and the UK.

The reduction of Manlift operations allows the Company to produce a product line which management believes is complementary with the Company's Crane products and strategy. Manlift will continue to provide full support for the installed base of aerial work platforms through parts and service, including discontinued models, and to manufacture six models of boom Manlifts. In order to take advantage of synergies, the Company has merged Manlift's production, engineering and sales and marketing functions with those of Grove Crane.

Management believes the initiatives undertaken will enable the Company to maintain compliance with bank financial covenants as well as provide sufficient cash flow to meet the Company's obligations as they become due. However, if the initiatives are not successful or if there are unforeseen increases in working capital needs, the Company may be unable to meet bank covenants and/or to generate sufficient cash flows from operations. In such case, the Company will be required to obtain additional covenant modifications and additional sources of funding. There is no assurance that such covenant modifications will be obtained or that such funding, if needed, will be available.

RESULTS OF OPERATIONS

For financial reporting purposes, the acquisition of the Company by Grove Worldwide from Hanson Plc in April 1998 created a new basis of accounting and, accordingly, the Company was required to report results prior to the acquisition separate from results subsequent to the acquisition. For purposes of the following discussion of the Company's results of operations, the Company has compiled certain financial information for the fiscal year ended October 3, 1998 by combining results of operations for the seven months ended April 28, 1998 (prior to the acquisition) with those for the five months October 3, 1998 (subsequent to the acquisition). In connection with the acquisition, the Company was formed as a limited liability company and its capital structure was changed significantly.

The Company generates most of its net sales from the manufacture and sale of new mobile hydraulic cranes and truck-mounted cranes. The Company also generates a portion of its net sales from after-market sales (parts, service and used equipment) of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through Company-owned distributors in France, Germany and the United Kingdom.

The following is a summary of net sales for the periods indicated (dollars in millions):


                                                   FISCAL YEAR
                                       -----------------------------------
                                         1998          1999        2000
                                       --------      --------    --------
New equipment sold                     $ 719.0        $ 624.1    $ 660.5
After-market                             101.6           94.8       89.5
Other (1)                                 66.7           74.9      100.6
                                       --------      --------    --------
               Net sales               $ 887.3        $ 793.8    $ 850.6
                                       ========      ========    ========

(1) Includes used equipment and specialty cranes and equipment sold to the U.S. government.

Consistent with industry practice, particularly in Germany, certain of the Company's mobile hydraulic crane sales (generally less than 5% of units sold annually) are made with residual value guarantees under which the full sales price is collected in cash on normal commercial terms following delivery of the cranes. However, these sales are accounted for in a manner similar to operating leases. Upon collection, the sales price is deferred and accounted for as deferred revenue (current and non-current) while the related inventory is reclassified as "property, plant and equipment/equipment held for rent." Over the term of the residual value guarantee, deferred revenue is recognized as sales and the depreciation of the related equipment held for rent is classified as cost of goods sold, the effect of which is to recognize sales, costs of goods sold and gross profit over the residual value guarantee period, typically five years, as opposed to at the time of delivery of the crane. Losses with respect to residual value guarantees have been insignificant. See note 4 of Notes to Combined and Consolidated Financial Statements. Set forth below is certain information regarding the Company's results of operations for fiscal 1998, fiscal 1999 and fiscal 2000 (dollars in thousands).


                                                                     FISCAL YEAR
                                                           --------------------------------
                                                              1998       1999       2000
                                                           ---------  ---------- ----------
Net sales                                                   $887,263   $793,784   $ 850,562
Cost of goods sold                                           702,678    646,002     725,680
Write-off of amounts assigned to inventory in excess of
    historical costs resulting from purchase accounting
    adjustments                                               27,707         --          --
                                                           ---------  ---------- ----------
               Gross profit                                  156,878    147,782     124,882
Selling, engineering, general and administrative expenses    131,924    124,704     107,681
Amortization of goodwill                                       8,306      6,880       7,029
Restructuring charges                                             --         --       8,757
Goodwill impairment charge                                        --         --      53,351
                                                           ---------  ---------- ----------
               Income (loss) from operations                $ 16,648   $ 16,198   $ (51,936)
                                                           =========  ========== ==========

Net sales have been restated to exclude freight costs which historically had been netted with freight revenue. The impact of restatements was to increase net sales and cost of goods sold by $17,284, $12,555, and $13,719 for fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES. Net sales increased $56.8 million, or 7.2%, from $793.8 million for fiscal 1999 to $850.6 million for fiscal 2000. Net sales would have been approximately 4% higher had foreign exchange rates been stable from fiscal 1999 to fiscal 2000 against the U.S. dollar. New equipment sales increased $36.4 million, or 5.8%, principally as the result of higher unit sales by the Grove Crane operating division. After-market sales for the Company, including parts and services, decreased from fiscal 1999 to fiscal 2000 due primarily to a decline in parts and service sales in Europe. Other sales for the Company increased 34.3% as a result of higher sales to the U.S. government and used equipment sales.

Net sales for the Grove Crane division increased $51.7 million, or 9.5%, from $545.1 million in fiscal 1999 to $596.8 million in fiscal 2000 on higher unit sales. The increase was almost entirely related to sales of North American and European customers.

Net sales for the Grove Manlift division decreased $9.2 million, or 5.5%, from $167.8 million in fiscal 1999 to $158.6 million in fiscal 2000. The decrease was the result of lower net sales in North America and decreased pricing partially offset by higher unit sales in Europe.

Net sales the National Crane division increased $14.0 million, or 17.2%, from $81.3 million in fiscal 1999 to $95.3 million in fiscal 2000. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

GROSS PROFIT. Gross profit decreased $22.9 million, or 15.5%, from $147.8 million in fiscal 1999 to $124.9 million in fiscal 2000, as a result of a decline in Manlift volumes and pricing, manufacturing inefficiencies in the Company's U.S. operation and the impact of the strengthening U.S. dollar against European currencies. Gross profit would have been approximately 6% higher had foreign exchange rates been stable from fiscal 1999 to fiscal 2000 against the U.S. dollar. The manufacturing inefficiencies were caused, in part, by a failed attempt by a labor union to organize U.S. employees. In connection with the decision to cease manufacture of certain aerial work platform models, the Company recorded inventory write-downs of $12.5 million in fiscal 2000. Gross profit as a percent of sales decreased to 14.7% in fiscal 2000 from 18.6% in fiscal 1999 primarily as the result of lower Manlift pricing.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses (SG&A) decreased $17.0 million, or 13.7%, from $124.7 million in fiscal 1999 to $107.7 million in fiscal 2000. Cost reductions at the Shady Grove facility contributed approximately $8.0 million to the decline. The strength of the U.S. dollar against European currencies contributed $4.4 million to the decline. Included in SG&A are approximately $0.9 million and $5.4 million of consulting fees, for fiscal 2000 and fiscal 1999, respectively, paid to the George Group in connection with the Company's operational improvement program. As a percentage of net sales, SG&A was 12.7% in fiscal 2000 and 15.7% in fiscal 1999.

RESTRUCTURING CHARGES. During the year ended September 30, 2000, the Company adopted and executed restructuring plans that resulted in the termination of approximately 470 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $8.8 million, of which $4.7 million has been paid, with the balance being payable during fiscal 2001. The terminations included manufacturing, general and administrative personnel. During October and November 2000, the Company terminated approximately 220 employees resulting in severance expense of $1.6 million which will be recognized in fiscal 2001.

GOODWILL IMPAIRMENT CHARGE. During the fourth quarter of fiscal 2000, management of the Company adopted a plan, approved by the Management Committee, to reduce the size of its Manlift operations. In connection with the decision to reduce Manlift operations, the Company recognized a goodwill impairment charge of $53.4 million.

INCOME FROM OPERATIONS. Income from operations, excluding the goodwill impairment charge of $53.4 million and restructuring charge of $8.8 million in fiscal 2000, decreased $6.0 million from $16.2 million in fiscal 1999 to $10.2 million in fiscal 2000. The declines were principally related to lower operating profits by the Grove Manlift division caused by the factors described above as well as the strengthening of the U.S. dollar against European currencies.

INTEREST INCOME (EXPENSE), NET. Net interest expense increased $8.3 million in fiscal 2000 as compared to fiscal 1999 as the result of higher borrowings on the Company's line of credit and higher rates on these borrowings.

INCOME TAXES. The Company's business is operated as a limited liability company organized under the laws of Delaware, as a result of which (i) Grove Worldwide LLC is not itself subject to income tax, (ii) the taxable income of the mobile hydraulic crane, aerial work platform and truck-mounted crane businesses in the United States is allocated to the equity holders of Grove Worldwide, and (iii) such equity holders are responsible for income taxes on such taxable income. The Company intends to make distributions in the form of dividends to equity holders to enable them to meet their tax obligations with respect to income allocated to them by the Company. Income taxes expense for fiscal 1999 and 2000 related principally to the Company's subsidiary in Waverly, Nebraska, which is incorporated as a C-corporation, and the Company's German subsidiary.

FISCAL 1999 COMPARED TO FISCAL 1998

NET SALES. Net sales decreased $93.5 million, or 10.5%, from $887.3 million for fiscal 1998 to $793.8 million for fiscal 1999. New equipment sales decreased $94.9 million, or 13.2%, principally as the result of lower unit sales by the Grove Crane and Grove Manlift operating divisions. These declines are principally related to (i) production delays at the Company's Shady Grove manufacturing facilities, which impacted the Company's ability to take advantage of market opportunities and (ii) softer demand for certain products resulting from distributors and rental companies delaying purchasing decisions as the result of uncertainty caused by mergers and acquisitions within the Company's customer base. After-market sales for the Company, including parts and services, decreased slightly from fiscal 1998 to fiscal 1999. This decrease was due primarily to a decline in parts and service sales and used equipment sales. Other sales for the Company increased 12.3% as a result of higher sales to the U.S. government, offset to some extent by lower revenues from unit sales that were accounted for as operating leases.

Net sales for the Grove Crane division declined $43.2 million, or 7.3%, from $588.3 million in fiscal 1998 to $545.1 million in fiscal 1999 on lower unit sales. The decline was almost entirely related to sales of North American customers. The impact of lower unit sales was offset to some extent by a shift in product mix to higher sales value units.

Net sales for the Grove Manlift division decreased $42.2 million, or 20.1%, from $210.0 million in fiscal 1998 to $167.8 million in fiscal 1999. Unit sales of aerial work platforms were down as a result of a weaker North American market, partially offset by increases in sales to European customers.

Net sales the National Crane division decreased $7.9 million, or 8.9%, from $89.2 million in fiscal 1998 to $81.3 million in fiscal 1999. Net sales to North American customers declined but were slightly offset by an increase in sales to Latin American customers.

GROSS PROFIT. Gross profit, excluding the write-off of amounts assigned to inventory in excess of historical costs in fiscal 1998, decreased $36.8 million, or 19.9%, from $184.6 million in fiscal 1998 to $147.8 million in fiscal 1999, as a result of higher price concessions, lower volume, and inefficiencies caused by the start-up of the Company's new information systems in the United States. These factors contributed to a lower gross margin for fiscal 1999 versus fiscal 1998. Gross profit was also adversely impacted by the closure of the Sunderland U.K. manufacturing facility which incurred losses of $3.6 million for the period ending December 1998, the date of final closure.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses decreased $7.2 million, or 5.5%, from $131.9 million in fiscal 1998 to $124.7 million in fiscal 1999. As a percentage of net sales, selling, engineering, general and administrative expenses were 14.9% in fiscal 1998 and 15.7% in fiscal 1999. Although George Group expenses increased $4.1 million in fiscal 1999, from $2.7 million in fiscal 1998 to $6.8 million in fiscal 1999, the Company's operations improvement program as well as reducing the Company's cost structure through workforce reduction, has more than offset the increases. Fiscal 1999 includes a change for special one-time early retirement benefits of $2.3 million and a pension and postretirement curtailment gain of $3.3 million.

INCOME FROM OPERATIONS. Income from operations, excluding the write-off of amounts assigned to inventory in excess of historical costs in fiscal 1998, decreased $28.2 million. The declines were principally related to lower operating profits by the Grove Crane division caused by the factors described above.

INTEREST INCOME (EXPENSE), NET. Net interest expense increased $25.1 million in fiscal 1999 as compared to fiscal 1998 as the result of a full year of interest expense on borrowings under the Bank Credit Facility and the Senior Subordinated Notes in fiscal 1999 as compared to only five months in fiscal 1998.

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

GEOGRAPHIC COMPARISONS DURING THE THREE YEARS ENDED SEPTEMBER 30, 2000.

Net sales to unaffiliated customers by the Company's domestic subsidiaries contributed 65% of the Company's sales in fiscal 2000. Net sales to unaffiliated customers by the Company's domestic subsidiaries increased by $13 million or 2% in fiscal 2000 as compared to fiscal 1999. The increase in net sales by the Company's domestic subsidiaries was a result of an increase in crane sales offset by a decrease in aerial work platform sales. Net sales to unaffiliated customers by the Company's foreign subsidiaries increased by $45.8 million or 18.3% in fiscal 2000 as compared to fiscal 1999. The increase in net sales by the Company's foreign subsidiaries was primarily the result of higher crane sales. Operating losses by the Company's U.K. operations of $5.7 million in fiscal 2000 partially offset operating earnings of the Company's German and French subsidiaries during the same period.

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

During fiscal 2000, the Company's operating activities used approximately $8.3 million in operating cash flow. This amount resulted primarily from a loss from operations before non-cash charges of $13.5 million offset by declines in the investment in working capital of $5.2 million.

During fiscal 2000, the Company used $15.7 million in investing activities, consisting of $8.8 million for capital expenditures and $6.9 million for investment in equipment held for rent (due to the operating lease treatment relating to certain sales which are accounted for as operating leases). The cash flows used in investing activities were funded from cash resources.

The Company plans to sell its Delta Manlift subsidiary in Tonneins, France. Net proceeds from the sale after payment of income taxes will be used to retire amounts outstanding under the Bank Credit Facility. The sale, which is expected to result in a gain, is expected to be completed in the second quarter of fiscal 2001.

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

The Company has a bank credit facility (the "Bank Credit Facility"), which consists of a $200 million term loan facility ("Term Loan Facility") and a $66,250,000 revolving credit facility ("Revolving Credit Facility"). Subsequent to year end, in order to obtain modifications to certain financial covenants, the Company negotiated an amendment to the credit agreement which provided for (i) higher borrowing and facility fee rates, (ii) limitations in the amount of the revolving credit facility available for general operating purposes and (iii) a borrowing base. As amended, the Revolving Credit Facility enables the Company to obtain revolving credit loans for working capital and general corporate purposes of up to $66,250,000 subject to a borrowing base consisting of eligible accounts receivable and inventory. Effective April 1, 2001, the maximum borrowings available under the Revolving Credit Facility declines to $60 million. However, during a 14-day period ending April 16, 2001 and 5-day period ending April 23, 2001, borrowings under the Revolving Credit Facility will be limited to $40 million and $35 million, respectively. A portion of the Revolving Credit Facility is available for borrowings by the Company in the Eurocurrency markets of British pounds sterling, German marks, French francs and certain other currencies. The Company also pays a 0.75% fee on the unused portion of the Bank Credit Facility. Without the covenant modifications, the Company would not have been in compliance with certain of the financial covenants required by the Bank Credit Facility. Management has undertaken a number of initiatives to improve the Company's operating results. In the event that results do not improve, the Company may need to seek further modifications to the covenants contained in the Bank Credit Facility. There can be no assurances that the Company will be able to obtain such modifications, if required.

At September 30, 2000, borrowings of $35 million were outstanding under the Revolving Credit Facility. Based on the borrowing limitations imposed following the amendment, the Company would have had available approximately $26 million of additional borrowings at September 30, 2000.

The Company also has agreements with three third-party financial institutions to sell up to $135.0 million of notes receivable obtained under the Company's special North American Dealer Finance Program, subject to certain conditions. However, the Company's Bank Credit Facility limits the aggregate sold amount of receivables outstanding under the arrangements to $110.0 million at all times. The third-party financial institutions purchase the notes at face value on a 90% non-recourse basis. The Company retains 10% of the credit risk. The sale of the notes qualifies as a sale under generally accepted accounting principles and, accordingly, upon sale, the notes receivable are removed from the Company's balance sheet. See note 5 of Notes to Combined and Consolidated Financial Statements.

Management believes that the Company's income from operations and available borrowings under the Revolving Credit Facility will be sufficient to meet its debt service obligations, capital expenditure requirements and distributions in the form of dividends to equity holders of Grove Holdings to enable them to meet their tax obligations with respect to income allocated to them by the Company for at least the next twelve months. Through April 29, 2004, the Company's annual debt service obligations are limited to (i) principal payments of $2 million plus 75% of excess cash flow as defined in the bank credit agreement;
(ii) periodic interest payments on borrowings under the bank credit facility and
(iii) semi-annual interest payments on the 9 1/4% Senior Subordinated Notes. Effective November 2003, Grove Holdings is required to make semi-annual cash interest payments on its $88 million of 11 5/8% senior discount debentures. The cash interest payments are expected to be generated by distributions from the Company, to the extent permitted under the Company's borrowing arrangements. However, based on the Company's operating results and restrictions included in the Bank Credit Facility and Senior Subordinated Note agreements, the Company currently would be unable to meet any cash debt service requirements of Grove Holdings, if such were required.

GROVE HOLDINGS CAPITAL, INC.

In connection with the Acquisition, Grove Holdings and its wholly owned subsidiary, Grove Holdings Capital, a Delaware corporation, issued the Senior Discount Debentures. Grove Holdings Capital was organized as a direct wholly owned subsidiary of Grove Holdings for the purpose of acting as a co-issuer of the Senior Discount Debentures and was also a co-registrant of the Registration Statement for the Senior Discount Debentures. This was done so that certain institutional investors to which the Senior Discount Debentures were marketed that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Grove Holdings, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Senior Subordinated Debentures. Grove Holdings Capital has no subsidiaries, nominal assets, no liabilities (other than the co-obligation under the Senior Discount Debentures) and no operations. Grove Holdings Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Senior Discount Debentures should not expect Grove Holdings Capital to participate in servicing the interest and principal obligations on the Senior Discount Debentures.

No separate financial statements of Grove Holdings Capital are included in this report. Grove Holdings believes that such financial statements would not be material to the holders of the Senior Discount Debentures.

The ability of Grove Holdings' subsidiaries to make cash distributions and loans to Grove Holdings is significantly restricted under the terms of the Senior Subordinated Notes, the Indenture governing the Senior Subordinated Notes and the Bank Credit Facility.

BACKLOG

The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of December 9, 2000 was approximately $130.5 million compared to total backlog as of December 11, 1999 of $237.1 million. Approximately $45.0 million of the decline in backlog is due to the reduction of the Manlift product line. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

CYCLICALITY

Historically, sales of products manufactured and sold by the Company have been subject to cyclical variations based, among other things, on general economic conditions and, in particular, on conditions in the construction industry. During periods of expansion in construction activity, the Company generally has benefited from increased demand for construction equipment. Conversely, during recessionary times, the Company has been adversely affected by reduced demand for such products. Downward cycles result in reductions in the Company's new unit sales and prices, which adversely impact the Company's results of operations. Significant deterioration of the U.S. or European economy or a further strengthening of the U.S. dollar against European currencies could have a material adverse impact upon the Company.

IMPACT OF CONVERSION BY THE EUROPEAN UNION TO A COMMON CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency. Either the euro or a participating country's present currency will be accepted as legal tender until January 1, 2002, from which date forward only the euro will be accepted. The euro currently is an additional currency both in domestic and foreign markets for European businesses domiciled in the European monetary zone. In fiscal 2000, approximately 27% of the Company's revenues were derived from operations in member countries of the European monetary union.

The Company has initiated an assessment of euro-related issues and their impact on information systems, currency exchange rate risk, employment and benefits, taxation, contracts, competition, selling prices and costs, communications, finance and administration. Initially the Company intends to continue to do business in the national currency of the countries adopting the euro. Customers and vendors who wish to do business in the euro are being accommodated by the Company. During fiscal 2001, the Company intends to upgrade its information systems in Germany and France to facilitate its ability to transact all business using the euro by January 1, 2002. After this date all transactions involving the Company with respect to countries participating in the euro conversion will be based solely on the euro. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition.

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

The largest European country which is not currently participating in the euro conversion is the United Kingdom, which, in fiscal 2000, accounted for approximately 8% of the Company's consolidated net sales. The Company is considering the potential impact which the United Kingdom's nonparticipation might have on trading activities with countries participating in the euro conversion as well as on internal United Kingdom operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Grove Holdings' principal market risk exposure is changing interest rates, primarily changes in short-term interest rates. Grove Holdings does not enter into financial instruments for trading or speculative purposes. Grove Holdings' policy is to manage interest rates through use of a combination of fixed and floating rate debt.

Grove Holdings may also use derivative financial instruments to manage its exposure to interest rate risk. A summary of Grove Holdings' principal financial instruments which are subject to interest rate risk at September 30, 2000 is as follows (dollars in thousands):

                                                AMOUNT
                                             OUTSTANDING AT
                                             SEPTEMBER 30,       INTEREST        FAIR
             DESCRIPTION                         2000              RATE          VALUE
                                             --------------     ----------    -----------
             Revolving credit facility      $     35,000           Floating  $    35,000
             Term loan facility                  176,000           Floating      176,000
             Senior subordinated notes           225,000             9.25%        22,500
             Senior discount debentures           88,000            16.63%         1,760


At the Company's option, loans under the Bank Credit Facility bear interest (a) in the case of loans in U.S. dollars, at the highest of (x) 1/2 of 1% in excess of the Federal Funds Effective Rate (as defined in the Bank Credit Facility),
(y) 1.0% in excess of a certificate of deposit rate and (z) the bank's prime rate, plus the applicable margin (as defined in the Bank Credit Facility), or
(b) in the case of all loans, the relevant Eurocurrency Rate (as defined in the Bank Credit Facility) as determined by the Lender, plus the applicable margin. At September 30, 2000, borrowings of $35 million were outstanding under the Revolving Credit Facility, bearing interest based on LIBOR plus an applicable margin of 3.0% (9.79% at September 30, 2000). The interest rate on borrowings under the Term Loan Facility at September 30, 2000 was based on LIBOR plus an applicable margin of 3.5% (10.29% at September 30, 2000). Following amendment of the Bank Credit Facility, the applicable margin on Eurocurrency Rate borrowings will be 4%, except for borrowings under the Revolving Credit Facility above $60 million where the applicable margin will be 5% and the applicable margin on all other rate based borrowings will be 3%, except for borrowings under the Revolving Credit Facility above $60 million where the applicable margin will be 4%. The average interest rate on borrowings under the Revolving Credit and Term Loan Facilities were 7.71% and 9.71%, respectively, for the years ended October 2, 1999 and September 30, 2000.

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

Movement in foreign currency exchange rates creates risk to the Company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which the Company does business are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of the Company's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, the Company is most sensitive to changes in the German mark. For fiscal 2000, approximately 35% of the Company's net sales were transacted in foreign currencies, of which approximately 52% was transacted in German marks. Based on the Company's overall currency rate exposure at September 30, 2000, a 10% change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent the purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of September 30, 2000, the Company was a party to six such contracts with an aggregate obligation of $15.5 million. The Company's obligation exceeded the estimated fair value of the contracts by $1.7 million. These forward contracts generally have average maturities of less than three months. The Company has not taken any actions at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

The Company does not have any commodity contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Combined and Consolidated Financial Statements of Grove Holdings, along with the Report of Independent Accountants, are included on pages F-1 through F-36 of this Form 10-K.

Supplementary data called for by this item is not presented, as it is not applicable to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Grove Investors, as Managing Member, sets the terms of office of the members of the Management Committee of Grove Holdings (the "Holdings Management Committee"). The executive officers of Grove Holdings serve at the discretion of the Holdings Management Committee. The following table sets forth information concerning executive officers of Grove Holdings and the members of the Holdings Management Committee, each of whom is also a member of the Management Committee of Grove Investors (the "Investors Management Committee" and, together with the Company Management Committee, the "Management Committees"):


       Name                      Age                                    Position
--------------------            ------      -----------------------------------------------------------------
Jeffry D. Bust                    47        Chairman and Chief Executive Officer, and Member of each
                                            Management Committee
Stephen L. Cripe                  44        Vice President and Chief Financial Officer

Keith R. Simmons                  50        Vice President and Secretary

J. Taylor Crandall                46        Member of each Management Committee

Michael L. George                 60        Member of each Management Committee

Gerald Grinstein                  68        Member of each Management Committee

Steven B. Gruber                  42        Member of each Management Committee

Robert B. Henske                  39        Member of each Management Committee

Gerard E. Holthaus                51        Member of each Management Committee


Mr. Bust serves as Chairman and Chief Executive Officer of the Company and serves as a member of each Management Committee, positions he assumed in October 1999. From June 1998 to October 1999, he was President and Chief Operating Officer of Grove Crane, where he was responsible for the business direction of Grove Crane, including directly overseeing the manufacturing, quality, marketing, sales, product support and engineering departments at Grove Crane's Shady Grove, Pennsylvania facility, and indirectly at Wilhelmshaven, Germany and Sunderland, United Kingdom facilities. From November 1994 to June 1998, he served as President and General Manager for Manitowoc Cranes, Inc. and the Lattice Crane Group. From January 1989 to November 1994, he held the positions of Senior Vice President, Mining Equipment Division, and Vice President of Operations for Harnischfeger Corporation. He also held various management positions with FMC Corporation from June 1982 to January 1989.

Mr. Cripe serves as Senior Vice President and Chief Financial Officer of the Company, a position in which he has served since August 1998. Mr. Cripe is responsible for accounting and control, treasury functions, budgeting and planning and information systems oversight for the Company and its operating companies. From April 1996 to August 1998, he was Vice President -- Finance of Tenneco Automotive, Lake Forest, Illinois. From 1993 to April 1996, he was Controller for the Industrial Fibers Group of AlliedSignal.

Mr. Simmons serves as Senior Vice President, General Counsel and Human Resources of the Company. He has served in this position since October 1999, and is responsible for managing the legal affairs and personnel and employment matters of Grove Worldwide and its operating companies. From May 1995 to October 1999, he was Senior Vice President, General Counsel and Business Development, responsible for managing the legal affairs of the Company, and in conjunction with the operating companies, for developing and implementing external growth initiatives. From April 1992 to May 1995, he was Senior Vice President and General Counsel for Grove Worldwide.

Mr. Crandall serves as a member of each Management Committee. Mr. Crandall has been a Managing Partner of Oak Hill Capital Management, Inc. since November 1998, and the Chief Operating Officer of Keystone since October 1998. Between 1986 and October 1998, he served as Chief Financial Officer and Vice President of Keystone. Since 1991, he has served as a President and a director of Acadia MGP, Inc. Mr. Crandall is a director (or General Partner) of Bell & Howell Company, Quaker State Corporation, Specialty Foods, Inc., Washington Mutual, Inc., Integrated Orthopedics, Inc., Physician Reliance Network Inc. and Sunterra Corporation. Mr. Crandall also serves on the Board of Advisors of Oak Hill Strategic Partners, L.P., on the Investment Committees of Insurance Partners, L.P. and Brazos Fund L.P. and on the Advisory Committee of Boston Ventures Limited Partnership V and B-K Capital Partners, L.P.

Mr. George serves as a member of each Management Committee. Since 1987, Mr. George has served as Chief Executive Officer and Chairman of the Board of George Group, a management consulting firm based in Dallas, Texas.

Mr. Grinstein serves as a member of each Management Committee. Since October 1999, Mr. Grinstein has been the non-executive Chairman of the Board of Agilent Technologies. He served as non-executive Chairman of Delta Air Lines, Inc. from August 1977 to October 1999. He is also a principal of Madrona Investment Group, a Seattle-based investment company. He served as Chairman of Burlington Northern Santa Fe Corp., a railroad transportation company, until his retirement in 1995. He was Chairman and Chief Executive Officer of Burlington Northern Inc. from 1991 to 1995. Before joining Burlington Northern in 1987, he was Chairman of Western Airlines from 1983 to 1987 and a partner in the law firm of Preston, Thorgrimson, Ellis and Holman from 1969 to 1983. In addition to being a director of Agilent Technologies, Mr. Grinstein also serves as a director of Delta Airlines, Inc., PACCAR Inc., Imperial Sugar Corp., The Pittston Company, Vans, Inc., and Expedia.com.

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

Mr. Henske serves as a member of each Management Committee. In May 2000, Mr. Henske joined Synopsys, Inc. and currently serves as Senior Vice President and Chief Financial Officer. From January 1997 to April 2000, Mr. Henske was a Managing Partner of Oak Hill Capital Management, Inc. From January 1996 to December 1996, he was Executive Vice President, Chief Financial Officer and Board Member of American Savings Bank, F.A., a federally chartered thrift. From 1986 to December 1995, he was a business strategy and financial consultant with Bain & Company, Inc., where he last held the position of Vice President. Mr. Henske is a director of Reliant Building Products, Inc. and Williams Scotsman, Inc.

Mr. Holthaus serves as a member of each Management Committee. In April 1999, Mr. Holthaus became Chairman of the Board of Williams Scotsman, Inc., and he has been its President and Chief Executive Officer. From September 1995 to April 1997, he was President and Chief Operating Officer of Williams Scotsman, Inc. and was Executive Vice President and Chief Financial Officer prior thereto. He has served as a director of Williams Scotsman, Inc. since June 1994. Before joining Williams Scotsman, Inc., Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst & Young (Baltimore), where he served as a partner from 1982 to 1988. He is a director of the Baltimore Life Companies and Avatech Solutions.

MANAGEMENT COMMITTEE SUBCOMMITTEES AND FEES

The Company Management Committee has an executive committee, compensation committee, operating committee, finance committee, and audit/ethics committee. The members of the Company Management Committee and the subcommittees are not compensated for their services as such.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The executive officers of Grove Holdings are not compensated for their services as such.

DESCRIPTION OF MANAGEMENT OPTION PLAN

In April 1998, Grove Investors, the parent company of Grove Holdings, adopted the Option Plan. The purpose of the Option Plan is to promote the interests of Grove Investors and its members by (i) attracting and retaining exceptional officers and other key employees of Grove Investors and its affiliates, specifically the Company, and (ii) enabling such individuals to acquire an equity interest in, and participate in the long-term growth and financial success of Grove Investors.

Subject to a participant's continued employment with the Company or its affiliates, options granted under the Option Plan will vest over a five year period as follows. For each of the first five fiscal years beginning after the date the options are granted, the options will vest and become cumulatively exercisable with respect to 20% of Grove Investors' membership interests subject to such options on the last day of such fiscal year if the Company and its subsidiaries meet the EBITDA target established for that fiscal year. If the EBITDA actually achieved for a year is less than the EBITDA target for that year, then the vesting schedule for that year will be proportionately reduced. In addition, options will not vest in any year if the actual EBITDA for that year is less than a minimum percentage of the EBITDA target. No options are currently vested.

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

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

During fiscal 1999, Grove Investors adopted a Phantom Share Appreciation Rights
(PSAR) Plan for the purpose of (i) attracting and retaining exceptional employees and (ii) enabling such individuals to participate in the long-term growth of the Company. Under this plan, key employees and management committee members are granted equity appreciation rights (PSAR). Upon the occurrence of a "realization event", generally a change of control, as defined, the holder of the PSAR is paid an amount equal to the fair value of the PSAR over its initial grant price, plus the cumulative dividends paid by the Company since the date of grant. Rights cannot be assigned, sold or transferred and generally vest over a five-year period assuming achievement of certain earnings targets. Rights vest immediately if a realization event occurs. If the employee is terminated due to death, disability, or without cause, the vested portion of the PSAR remains effective and the non-vested portion is canceled. If the employee is terminated for any other reason, the entire PSAR is canceled. The committee that administers the plan has the right to equitably adjust the number of shares, grant price or make cash payments if it determines that some event has affected the value of the PSAR's to the employees. The committee is currently authorized to grant up to 22,000 rights which is the equivalent of approximately a 1% equity interest in Grove Investors. The committee also has the ability to designate any other event or time other than a change of control as a realization event. The plan expires after ten years unless specifically amended. None of the Named Executives participate in this plan.

During the year ended September 30, 2000, the Company granted 2,870 and 1,333 rights with exercise prices of 37.50 and 0.00 dollars per right, respectively. For the year ended September 30, 2000, the Company did not achieve the earnings targets. The Company has not recognized any compensation with respect to the vesting since the estimated fair value of the underlying equity interest is less than the exercise price. At September 30, 2000, 15,709 rights were outstanding of which 4,998 were vested.

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

EMPLOYMENT ARRANGEMENTS

Mr. Bonanno's employment with the Company terminated on October 5, 1999. Pursuant to the terms of an employment contract with the Company dated as of April 28, 1998, Mr. Bonanno is entitled to the following severance: (i) continued salary for twenty-four months based on an annual salary of $500,000;
(ii) bonus payable in twenty-four monthly payments equal to 1/12 of a target bonus amount of $500,000; and (iii) a special bonus of $450,000 paid on March 31, 2000. There is no unpaid incentive compensation due with respect to any prior completed fiscal year, nor is any amount due for incentive compensation for the completed months of his employment during fiscal year 1999. The Company exercised its termination call rights to purchase all of Mr. Bonanno's interests in Grove Investors at fair market value. Effective November 15, 1999, this fair market value of $1,000,000 was applied against the unpaid principal and interest amounts due under a promissory note for $1,000,000 dated June 27, 1998. The remaining unpaid interest accrued on the promissory note was withheld and offset from the monthly bonus payments. All of Mr. Bonanno's options under the Option Plan were unvested and, therefore, were automatically canceled upon termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding membership interests of the Company are beneficially owned by Grove Holdings whose principal address is 1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. All shares of the issued and outstanding capital stock of Grove Holdings Capital are beneficially owned by Grove Holdings, whose principal address is 1565 Buchanan Trail East, Shady Grove, Pennsylvania 17256. All of the issued and outstanding membership interests of Grove Holdings are beneficially owned by Grove Investors, whose principal address is 201 Main Street, Fort Worth, Texas 76102.

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

                                                                        MEMBERSHIP
                NAME OF BENEFICIAL OWNER                                INTERESTS (7)
          ---------------------------------                          ------------------
          Oak Hill Strategic Partners, L.P.(1) (2)
            201 Main Street, Suite 3200
            Forth Worth, Texas 76102                                      44.27%
          FW Grove Coinvestors, L.P. (2) (3)
            201 Main Street, Suite 3200
            Forth Worth, Texas 76102                                      44.27%
          GGEP-Grove, L.P. (2) (4)
            One Galleria Tower
            13355 Noel Road, Suite 1100
            Dallas, Texas 75240                                            2.71%
          D. Brown (3)                                                    44.27%
          J. Crandall (1)                                                 44.27%
          M. George (2) (4)                                                1.92%
          J. Bust (5)                                                      1.50%
          S. Cripe (5)                                                     1.58%
          K. Simmons (5)                                                     *

          All executive officers and members of the
             Company Management Committee as
             a group (8 persons) (6)                                      50.46%


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

Certain members of senior management of the Company have purchased approximately 4.3% of the membership interests of Grove Investors. The purchase price of such interests was partially financed through approximately $1,338,000 in loans from the Company. Certain members of the senior management have also been granted options to purchase membership interests of Grove Investors under the Option Plan.

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

AGREEMENTS WITH GEORGE GROUP INC. FOR MANAGEMENT CONSULTING SERVICES

George Group provided consulting services to facilitate the Company's development and achievement of its business plan, including services with respect to an operations improvement program, strategic planning, operations and financial matters. For such services, George Group was paid cash fees equivalent to its costs and was reimbursed for its out-of-pocket expenses. The Company paid George Group approximately $0.9 million in fiscal 2000. The consulting agreement expired on December 31, 1999.

LOANS TO CERTAIN EXECUTIVE OFFICERS

The Company has provided loans to certain executive officers of the Company to finance their investment in the membership interest of Grove Investors. These loans are evidenced by promissory notes which bear interest at a rate per annum equal to the prime rate of Wells Fargo Bank and are secured by a pledge of the executive's membership interests in Grove Investors. All of the notes are due ten years from their date of issuance. As of September 30, 2000, Messrs. Bust and Cripe were indebted to the Company in the amounts of approximately
$650,000 and $677,000, including accrued interest, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) List of Financial Statements.

The following Combined and Consolidated Financial Statements of Grove Holdings and the Report of Independent Accountants set forth on pages F-1 through F-36respectively, are incorporated by reference into this Item 14 of Form 10-K by Item 8 hereof:

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

(a) (3) Exhibits.

Exhibit No.                DESCRIPTION OF EXHIBIT

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

Exhibit No.                DESCRIPTION OF EXHIBIT

10.5* Change of Control Agreement dated July 24, 1997 by and between Grove and Keith R. Simmons.
10.6* Change of Control Agreement dated July 24, 1997 by and between Grove and Theodore J. Urbanek.
10.7*    Grove Investors LLC Management Option Plan.
10.8*    Grove Worldwide LLC Short-Term Incentive Plan.
10.9* Guarantee and Collateral Agreement by Grove Holdings LLC, Grove, Grove Capital and certain of their subsidiaries in favor of Chase Bank of Texas, National Association, as administrative agent.
10.10*   Form of Grove Investors LLC Option Agreement.
10.11* First Amendment, dated June 23, 1998, to Employment Agreement of Salvatore J. Bonanno.
10.12*   Promissory Note dated June 27, 1998 by and between Grove and Salvatore
         J. Bonanno.
10.13*   Promissory Noted dated June 27, 1998 by and between Grove and Jeffrey
         D. Bust.
10.14*   Promissory Note dated October 27, 1998 by and between Grove and Stephen
         L. Cripe.
10.15*   Promissory Note dated October 27, 1998 by and between Grove and Stephen
         L. Cripe.
10.16* Severance Agreement and General Release, dated October 6, 1999 by and among Grove Investors LLC, Grove Worldwide LLC, and Salvatore J. Bonanno.
10.17*   Grove LLC Realization Event Plan (PSAR).
10.18* First Amendment to the Consulting Agreement dated April 29, 1998, by and between Grove Worldwide LLC and George Group, Inc.
10.19* First Amendment, dated October 22, 1999, to the Credit Agreement dated April 29, 1998, by and among Grove Worldwide LLC, Grove Capital, Inc. and Chase Bank of Texas, National Association, as administrative agent, Donaldson, Lufkin & Jenrette Securities Corporation as documentation agent, and BankBoston, N.A., as syndication agent.
10.22 Second Amendment and Waiver, dated as of October 20, 2000, to the Credit Agreement, dated as of April 29, 1998, as amended, among
         Grove Worldwide LLC, Grove Capital, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement and The Chase Manhattan Bank, as
         administrative agent.
10.23    Amendment to indenture dated as of May 11, 2000 among Grove
         Worldwide LLC, a Delaware limited liability company, Grove
         Capital, Inc., a Delaware corporation, Crane Acquisition Corp., a Delaware corporation, Crane Holding, Inc., a Delaware corporation, National Crane Corp., a Delaware corporation, Grove Finance LLC, a Delaware limited liability company and Grove U.S. LLC, a Delaware limited liability company and the United States Trust Company of
         New York, as trustee, to the Indenture dated as of April 29, 1998 among the issuers, the Subsidiary Guarantors and the Trustee
10.24 Third amendment and consent, dated as of January 11, 2001, to the Credit Agreement, dated as of April 29, 1998, as amended, among Grove Worldwide LLC, Grove Capital, Inc., the several banks and other financial institutions or entities from time to time parties to this Agreement (collectively, the "Lenders"; individually, a "Lender") and THE CHASE MANHATTAN BANK, as Administrative Agent (as hereinafter defined) for the Lenders hereunder.
21.1*    Subsidiaries of the Company.
27.1     Financial Data Schedule.

* Incorporated herein by reference from the Registration Statement on Form S-4 filed by Grove Holdings LLC and Grove Holdings Capital, Inc. (Commission File Number 333-57609).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 12, 2001.

                                            GROVE HOLDINGS LLC

                                            /s/ Jeffry D. Bust
                                            ------------------

                                            Jeffry D. Bust
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 12, 2001.

        SIGNATURES                                   TITLE

/s/ Jeffry D. Bust                   Chairman and Chief Executive Officer and
------------------------
Jeffry D. Bust                       Member (Principal Executive Officer)

/s/ Stephen L. Cripe                 Chief Financial Officer (Principal
------------------------
Stephen L. Cripe                     Financial and Accounting Officer)

/s/ J Taylor Crandall                Member
------------------------
J Taylor Crandall

/s/ Michael L. George                Member
------------------------
Michael L. George

/s/ Gerald Grinstein                 Member
------------------------
Gerald Grinstein

/s/ Steven B. Gruber                 Member
------------------------
Steven B. Gruber

/s/ Robert B. Henske                 Member
------------------------
Robert B. Henske

/s/ Gerard E. Holthaus               Member
------------------------
Gerard E. Holthaus

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

                       GROVE HOLDINGS LLC AND SUBSIDIARIES



                                TABLE OF CONTENTS


                                                                                        PAGE
FINANCIAL STATEMENTS
Independent Auditors' Report                                                           F-2

Consolidated Balance Sheets as of October 3, 1998 and October 2, 1999                  F-3

Combined Statements of Operations the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of Operations
    for the five months ended October 3, 1998
    and year ended October 2, 1999                                                     F-4

Combined Statements of Comprehensive Income (Loss) for the year ended September
    27, 1999 and the seven months April 28, 1998 and Consolidated Statements of
    Comprehensive Income (Loss) for the five
    months October 3, 1998 and year ended October 2, 1999                              F-5

Combined Statements of Predecessor Capital for the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of
    Members' Equity for the five months ended October 3, 1998
    and year ended October 2, 1999                                                     F-6

Combined Statements of Cash Flows for the year ended September 27, 1997 and the seven months ended April 28, 1998 and Consolidated Statements of Cash Flows
    for the five months ended October 3, 1998
    and year ended October 2, 1999                                                     F-7

Notes to Combined and Consolidated Financial Statements                                F-8


FINANCIAL STATEMENT SCHEDULE

Schedule I - Condensed Financial Information of Registrant                             S-1
Schedule II - Valuation and Qualifying Accounts                                        S-4

                          INDEPENDENT AUDITORS' REPORT

The Management Committee of
     Grove Holdings LLC:

We have audited the accompanying consolidated balance sheets of Grove Holdings LLC and subsidiaries as of October 2, 1999 and September 30, 2000 and the related consolidated statements of operations, comprehensive loss, member's equity (deficit) and cash flows for the five months ended October 3, 1998 and the years ended October 2, 1999 and September 30, 2000 (Successor Periods) and the combined statements of operations, comprehensive loss, predecessor capital and cash flows for the seven months ended April 28, 1998 (Predecessor Period). In connection with our audit of the combined and consolidated financial statements, we have also audited the combined and consolidated financial statement schedules listed under Item 14(a)(2). These combined and consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined and consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grove Holdings LLC and subsidiaries as of October 2, 1999 and September 30, 2000, and the results of their operations and their cash flows for the Successor Periods, in conformity with accounting principles generally accepted in the United States of America. Furthermore, in our opinion, the aforementioned combined financial statements present fairly, in all material respects, the results of operations and cash flows of The Grove Companies for the Predecessor Period, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related combined and consolidated financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the combined and consolidated financial statements, on April 28, 1998, Grove Worldwide LLC acquired The Grove Companies in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated information for periods following the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore is not comparable.

                                                    /s/ KPMG LLP

January 12, 2001

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

                           Consolidated Balance Sheets

                     October 2, 1999 and September 30, 2000
                                 (in thousands)



                                                                                                       1999            2000
                                                                                                   ------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                  $       15,498  $       16,102
     Cash restricted as to its use (note 5)                                                              1,366           1,688
     Trade receivables, net (note 5)                                                                   142,271         131,405
     Notes receivable (note 5)                                                                           5,425           6,801
     Inventories (note 6)                                                                              193,123         175,181
     Net assets of subsidiary held for sale (note 22)                                                       --           3,308
     Prepaid expenses and other current assets                                                           7,405          10,116
                                                                                                   ------------    ------------
                  Total current assets                                                                 365,088         344,601

Property, plant and equipment, net (note 7)                                                            213,731         168,696
Goodwill, net (note 8)                                                                                 269,556         199,861
Other assets                                                                                            14,998          14,647
                                                                                                   ------------    ------------
                                                                                                $      863,373  $      727,805
                                                                                                   ============    ============

                          LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt (notes 2, 11 and 24)                                  $       12,000  $       37,000
     Short-term borrowings (note 9)                                                                     19,108          20,967
     Accounts payable                                                                                   75,370          75,780
     Accrued expenses and other current liabilities (note 10)                                           84,946          83,064
                                                                                                   ------------    ------------
                  Total current liabilities                                                            191,424         216,811

Deferred revenue (note 4)                                                                               74,368          37,170
Long-term debt (notes 2, 11 and 24)                                                                    459,892         464,890
Other liabilities (notes 12 and 13)                                                                     90,127          84,854
                                                                                                   ------------    ------------
                  Total liabilities                                                                    815,811         803,725
                                                                                                   ------------    ------------

Member's equity (deficit):
     Invested capital                                                                                  115,886         116,479
     Accumulated deficit                                                                               (58,659)       (168,481)
     Accumulated other comprehensive loss                                                               (9,665)        (23,918)
                                                                                                   ------------    ------------
                  Total member's equity (deficit)                                                       47,562         (75,920)
                                                                                                   ------------    ------------

Commitments and contingencies (notes 2, 17, 18, and 19)
                                                                                                   ------------    ------------
                                                                                                $      863,373  $      727,805
                                                                                                   ============    ============


See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

              Combined Statement of Operations for the seven months
               ended April 28, 1998 and Consolidated Statements of
            Operations for the five months ended October 3, 1998 and
               years ended October 2, 1999 and September 30, 2000
                                 (in thousands)



                                                          PREDECESSOR                                COMPANY
                                                        ----------------     --------------------------------------------------
                                                           APRIL 28,          OCTOBER 3,       OCTOBER 2,         SEPTEMBER 30,
                                                             1998                1998             1999              2000
                                                        ----------------     --------------   --------------    -------------
Net sales                                             $         486,255    $       401,008  $       793,784   $      850,562
Cost of goods sold (note 6)                                     387,392            342,993          646,022          725,680
                                                        ----------------     --------------   --------------    -------------
                Gross profit                                     98,863             58,015          147,762          124,882

Selling, engineering, general
     and administrative expenses                                 73,826             58,098          124,704          107,681

Amortization of goodwill                                          5,215              3,091            6,880            7,029
Restructuring charges (note 16)                                      --                 --               --            8,757
Goodwill impairment charge (note 8)                                  --                 --               --           53,351
                                                        ----------------     --------------   --------------    -------------
                Income (loss) from operations                    19,822             (3,174)          16,178          (51,936)

Interest income (expense), net (note 11)                          1,048            (18,535)         (42,574)         (50,897)
Other expense, net                                               (9,524)              (554)            (148)          (1,036)
                                                        ----------------     --------------   --------------    -------------

                Income (loss) before
                       income taxes                              11,346            (22,263)         (26,544)        (103,869)

Income taxes (note 15)                                           11,741              4,337            5,535            6,255
                                                        ----------------     --------------   --------------    -------------

                Net loss before cumulative
                       effect of change in
                       accounting principle                        (395)           (26,600)         (32,079)        (110,124)

Cumulative effect of change in
     accounting principle (note 18)                                  --                 --               --              302
                                                        ----------------     --------------   --------------    -------------
                Net loss                              $            (395)   $       (26,600)  $      (32,079)   $    (109,822)
                                                        ================     ==============   ==============    =============

See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

          Combined Statement of Comprehensive Loss for the seven months ended April 28, 1998 and Consolidated Statements of Comprehensive
               Loss for the five months ended October 3, 1998 and
               years ended October 2, 1999 and September 30, 2000
                                 (in thousands)



                                        PREDECESSOR                COMPANY
                                        ----------- -------------------------------------
                                          APRIL 28,  OCTOBER 3,  OCTOBER 2, SEPTEMBER 30,
                                            1998       1998        1999         2000
                                        ----------- ----------- ----------- ------------
Net loss                                 $  (395)   $(26,600)   $(32,059)   $(109,822)

Change in minimum pension liability
     (note 13)                            (1,371)     (2,059)     (5,909)       7,708

Unrealized net losses on cash flow
     hedges of forecasted foreign
     currency transactions                    --          --          --         (992)

Change in foreign currency translation
     adjustment                           (5,764)      7,341      (9,038)     (20,969)
                                        ----------- ----------- ----------- ------------
                Comprehensive loss       $(7,530)   $(21,318)   $(47,006)   $(124,075)
                                        =========== =========== =========== ============


See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Combined Statement of Predecessor Capital for the seven months ended April 28, 1998 and Consolidated Statements of
     Member's Equity (Deficit) for the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000
                                 (in thousands)


                                                                    COMPANY
                                                  -----------------------------------------------
                                                                          ACCUMULATED    TOTAL
                                                                             OTHER      MEMBER'S
                                      PREDECESSOR INVESTED   ACCUMULATED COMPREHENSIVE   EQUITY
                                        CAPITAL    CAPITAL     DEFICIT   INCOME (LOSS)  (DEFICIT)
                                      ----------- ---------   ----------- -------------  ---------
        Balance, September 27, 1997   $ 628,492  $       --  $       --   $      --     $     --

Net loss                                   (395)         --          --          --           --
Net transactions with affiliates       (111,216)         --          --          --           --
Other comprehensive income               (7,135)
                                      ----------- ---------   ----------- -------------  ---------

     Balance, April 28, 1998            509,746          --          --           --          --

Elimination of predecessor capital     (509,746)         --          --          --           --
Initial capitalization                       --     120,000          --          --      120,000

Advances to Grove
    Investors LLC (note 20)                  --      (3,270)         --          --       (3,270)

Net loss                                     --          --     (26,600)         --      (26,600)

Other comprehensive income                   --          --          --       5,282        5,282
                                      ----------- ---------   ----------- -------------  ---------
        Balance, October 3, 1998             --     116,730     (26,600)      5,282       95,412

Advances to Grove
    Investors LLC (note 20)                  --        (844)         --          --         (844)
Net loss                                     --          --     (32,059)         --      (32,059)

Other comprehensive loss                     --          --          --     (14,947)     (14,947)
                                      ----------- ---------   ----------- -------------  ---------

        Balance, October 2, 1999             --     115,886     (58,659)     (9,665)      47,562

Contribution from Grove
    Investors LLC (note 20)                  --         593          --          --          593
Net loss                                     --          --    (109,822)         --     (109,822)

Other comprehensive loss                     --          --          --     (14,253)     (14,253)
                                      ----------- ---------   ----------- -------------  ---------
        Balance, September 30, 2000   $      --  $  116,479  $ (168,481)  $ (23,918)    $(75,920)
                                      =========== =========   =========== =============  =========

See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

                 Combined Statement of Cash Flows for the seven
                  months ended April 28, 1998 and Consolidated
     Statements of Cash Flows for the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000
                                 (in thousands)


                                                           PREDECESSOR                              COMPANY
                                                         ----------------   -------------------------------------------------------
                                                            APRIL 28,         OCTOBER 3,          OCTOBER 2,          SEPTEMBER 30,
                                                              1998               1998                1999              2000
                                                         ----------------   ----------------    ----------------   --------------
Cash flows from operating activities:
   Net loss                                              $         (395)    $       (26,600)    $       (32,059)   $    (109,822)
   Adjustments to reconcile to net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                             11,399               8,213              18,537           20,209
       Depreciation of equipment held for rent                    5,501               7,400              14,921           15,998
       Amortization of deferred financing costs                      --                 790               2,069            2,105
       Goodwill impairment charge                                    --                  --                  --           53,351
       Accretion of interest on senior discount notes                --               2,550               6,357            6,998
       Write-off of amount assigned to inventory
         in purchase accounting                                      --              27,707                  --               --
       (Gain) loss on sales of property, plant
         and equipment                                            6,256                  --                (255)              31
       Deferred income tax expense (benefit)                      2,358               1,249               2,680             (304)
       Changes in operating assets and liabilities:
         Trade receivables, net                                  32,096              (6,790)            (16,951)          (3,383)
         Notes receivable                                        28,409              (3,607)                462           (1,457)
         Inventories                                             (8,828)             17,936               6,907            1,593
         Accounts payable and accrued expenses                    7,542               2,489             (14,854)           8,749
         Other assets and liabilities, net                        8,759              25,963              12,866           (2,412)
                                                         ----------------   ----------------    ----------------   --------------
         Net cash provided by (used in) operating
           activities                                            93,097              57,300                 680           (8,344)
                                                         ----------------   ----------------    ----------------   --------------
Cash flows from investing activities:
   Additions to property, plant and equipment                   (19,521)             (7,230)             (9,405)          (8,775)
   Investment in equipment held for rent                        (16,380)            (20,751)            (23,793)          (6,876)
   Acquisition of businesses from Hanson, PLC
     including transaction costs of $5,783 net of cash
     acquired of $9,241 and post-closing adjustment
     received of $27,300                                             --            (562,723)             10,500               --
   Other investing activities                                     2,071               1,302               3,408               --
                                                         ----------------   ----------------    ----------------   --------------
         Net cash used in investing activities                  (33,830)           (589,402)            (19,290)         (15,651)
                                                         ----------------   ----------------    ----------------   --------------
Cash flows from financing activities:
   Net proceeds from short-term borrowings                        6,821                 941               4,139            1,801
   Proceeds from issuance of long-term debt                          --             500,185              10,000           25,000
   Repayments of long-term debt                                      --             (35,200)            (12,000)          (2,000)
   Equity investment from Grove Investors LLC                        --             120,000                  --               --
   Change in amount advanced to Grove
     Investors LLC                                                   --              (3,270)               (844)             593
   Deferred financing costs                                          --             (16,608)                 --               --
   Other financing activities                                   (62,087)                 --              (1,366)            (322)
                                                         ----------------   ----------------    ----------------   --------------
         Net cash provided by (used in)
           financing activities                                 (55,266)            566,048                 (71)          25,072
                                                         ----------------   ----------------    ----------------   --------------
Effect of exchange rate changes on cash                             217                 343                (110)            (473)
                                                         ----------------   ----------------    ----------------   --------------
         Net change in cash and cash equivalents                  4,218              34,289             (18,791)             604
Cash and cash equivalents, beginning of period                    5,024                  --              34,289           15,498
                                                         ----------------   ----------------    ----------------   --------------
Cash and cash equivalents, end of period                 $        9,242     $        34,289     $        15,498    $      16,102
                                                         ================   ================    ================   ==============


See accompanying notes to combined and consolidated financial statements.

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

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

       The Company is a sole member limited liability company formed in December 1997, pursuant to the provisions of the Delaware Limited Liability Company Act, owned by Grove Investors LLC ("Investors"). The Company had no substantive operations prior to its initial capitalization and the acquisition of The Grove Companies (as defined below) on April 28, 1998 (see note 3). All earnings of the Company are available for distribution to Investors subject to restrictions contained in the Company's debt agreements (see note 11).

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       Combined financial statements for the seven month period ended April 28, 1998 consist of the combined operations and substantially all of the assets and liabilities of Kidde Industries, Inc. and the following legal entities: Grove Europe Ltd., Crane Holdings, Inc., Delta Manlift SAS, Grove France SAS, Deutsche Grove GmbH, and Grove Manlift Pty. Ltd. (together "The Grove Companies" or "Predecessor"). All of the Grove Companies were either directly or indirectly owned by Hanson PLC, a United Kingdom company.


(2)    LIQUIDITY

       During the years ended October 2, 1999 and September 30, 2000, the Company incurred significant operating losses that would have resulted in non-compliance with certain financial covenants included in the Company's Bank Credit Facility (see note 11). The Company has obtained waivers of these financial covenant defaults as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend upon achieving significantly improved operating results during fiscal 2001 and beyond. Furthermore, modifications to the Bank Credit Facility place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period through April 30, 2001, a period during which the Company's need is projected to be the greatest (see note
       11).


                                      F-8                            (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       Management has undertaken a number of initiatives to help improve operating results and cash flows including (i) reduction in Manlift operations, (ii) sale of Delta Manlift operations in France, (iii) restructuring of Shady Grove, Pennsylvania manufacturing operations by improving product flow and (iv) reducing the number of sales, marketing, engineering and administrative employees, principally in Shady Grove and the UK.

       Management believes the initiatives undertaken will enable the Company to maintain compliance with bank financial covenant as well as provide sufficient cash flow to meet the Company's obligations as they become due. However, if the initiatives are not successful, or if there are unforeseen increases in working capital needs, the Company may be unable to meet bank covenants and/or to generate sufficient cash flows from operations. In such case, the Company will be required to obtain additional covenant modifications and additional sources of funding. There is no assurance that such covenant modifications or funding, if needed, will be available.


(3)    ACQUISITION

       On April 29, 1998, the Company acquired (the "Acquisition") from Hanson PLC ("Hanson") and certain of its subsidiaries, substantially all of the assets of Hanson's U.S. mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's U.S. truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries for an aggregate purchase price of $583,000. The purchase price was subject to a post closing adjustment for which the Company received $16,800 during fiscal 1998 and an additional $10,500 in November 1998. The Acquisition was accounted for as a purchase. Funds required by the Company to consummate the Acquisition, including the payment of related fees and expenses, were as follows:


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


                                       F-9                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000


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


(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    CASH AND CASH EQUIVALENTS

              The Company defines cash equivalents as highly liquid investments with initial maturities of three months or less.

       (b)    TRADE RECEIVABLES AND NOTES RECEIVABLE

              Trade receivables are net of allowance for doubtful accounts of $3,095 and $5,057 as of October 2, 1999 and September 30, 2000, respectively.

              Notes receivable relate to sales of new equipment to North American customers on terms of up to one year. Payment of interest and principal are due at the maturity of the note unless the dealer sells the equipment prior to maturity in which case the notes must be repaid immediately along with any interest accrued thereon.

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


                                      F-10                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000


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

       (f)    IMPAIRMENT OF LONG-LIVED ASSETS

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or net realizable value.

       (g)    REVENUE RECOGNITION

              Revenue is generally recognized as title transfers, usually as products are shipped to customers. However, for certain transactions, the Company provides guarantees of the residual value of the equipment to third party leasing companies. Such guarantees generally, given for periods of up to five years, take the form of end-of-term residual value guarantees or reducing residual value guarantees that decline with the passage of time. The Company records these transactions in accordance with the lease principles established by Statement of Financial Accounting Standards (SFAS) No. 13. If the transaction qualifies as an operating lease, the Company records deferred revenue for the amount of the net proceeds received upon the equipment's initial transfer to the customer. The liability is then subsequently reduced on a pro rata basis over the period to the first exercise date of the guarantee, to the amount of the guaranteed residual value at that date, with corresponding credits to revenue in the Company's statement of operations. Any further reduction in the guaranteed residual value resulting from the purchaser's decision to continue to use the equipment is recognized in a similar manner. Depreciation of equipment held for rent is recognized in a similar manner over the term of the lease agreement. As of October 2, 1999 and September 30, 2000, the amount of deferred revenue relating to transactions involving residual value guarantees, which is classified as deferred revenue or other current liabilities, was $89,250 and $49,739, respectively.


                                      F-11                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       (h)    PRODUCT WARRANTIES

              Product warranty expenses are provided for estimated normal warranty costs at the time of sale. Additional warranty expense is provided for specific performance issues when identified. Specific performance issues relate to situations in which the Company issues a part replacement notice for models that are experiencing a particular problem.

       (i)    FOREIGN CURRENCY TRANSLATION

              The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets, including goodwill, and liabilities are translated at the rates of exchange at the balance sheet date. The resulting translation gains and losses are included as a separate component of member's equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. Aggregate gains (losses) on foreign currency transactions are not material for the seven months ended April 28, 1998, the five months ended October 3, 1998 and the year ended October 2, 1999. For the year ended September 30, 2000, the Company had aggregate losses on foreign currency transactions of $2,256.

       (j)    RESEARCH AND DEVELOPMENT

              Research and development expenditures are charged to operations as incurred. Research and development costs were $8,242, $5,878, $12,371 and $10,749 for the seven months ended April 28, 1998, the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000, respectively, and are included as part of selling, engineering, general and administrative expenses.

       (k)    ADVERTISING

              All costs associated with advertising and promoting products are expensed when incurred. Advertising expense amounted to $2,324, $1,568, $2,289 and $2,893 for the seven months ended April 28, 1998, the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000, respectively.

       (l)    STOCK-BASED COMPENSATION

              The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock-based employee compensation arrangements.


                                      F-12                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       (m)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                  Foreign currency contracts: The fair value of forward exchange contracts is estimated using prices established by financial institutions for comparable instruments. (See note 18)

                  Long-term debt: For bank borrowings, the amount reported in the consolidated balance sheet approximates fair value. The fair value of the Senior Subordinated Notes and Senior Discount Debentures is based on quoted market prices. (See note 11)

       (n)    ADOPTION OF NEW ACCOUNTING STANDARD

              In 2000, the FASB issued EITF 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. In accordance with the consensus, net sales amounts have been restated to exclude freight costs which historically had been netted with freight revenues.
              The impact of the restatement was to increase net sales and cost of goods sold by $10,055, $7,229, $12,555 and $13,719 for the seven months ended April 28, 1998, five months ended
              October 3, 1998 and years ended October 2, 1999 and
              September 30, 2000, respectively.

       (o)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates.


                                      F-13                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000


       (p)    RECLASSIFICATIONS

              Certain amounts for fiscal 1999 have been reclassified to conform to the presentation for fiscal 2000.


 (5)   ACCOUNTS AND NOTES RECEIVABLE

       Trade receivables subject the Company to concentration of credit risk, because they are concentrated in distributors and rental companies that serve the heavy industrial and construction industries, which are subject to business cycle variations. For the seven months ended April 28, 1998 and the five months ended October 3, 1998, approximately 23% and 24%, respectively, of revenues were generated from five major customers, with no one customer accounting for more than 10% of net sales. For the years ended October 2, 1999 and September 30, 2000, approximately 20% and 17% of revenues were generated from five major customers with no one customer accounting for more than 10% of net sales. Approximately 20% and 17% of the outstanding trade and notes receivable balance as of October 2, 1999 and September 30, 2000 were due from these customers, respectively.

       The Company generally offers terms of up to 30 days to its customers and generally obtains a security interest in the underlying machinery sold. In addition, the Company offers a special financing program primarily to its U.S. customers which provides credit terms of periods up to one year in exchange for an interest-bearing note. The Company generally retains a security interest in the machinery sold.

       The Company has agreements with three major international banks to sell up to $135,000 of notes receivable obtained under the special financing program, subject to certain conditions. The bank purchases the notes receivable at face value on a 90% non-recourse basis. However, the Company's Bank Credit Facility limits the aggregate sold amount of receivables outstanding under the arrangements to $110.0 million at all times. The agreements provide that the Company purchase credit insurance on behalf of the bank to insure the 90% risk assumed by the bank. The Company retains 10% of the credit risk on a first loss basis. The Company is responsible for administrative and collection activities. The cost of administrative and collection activities is immaterial. Cash collections on the notes are deposited directly into an account for the benefit of the major international banks. Amounts held by the Company at October 2, 1999 and September 30, 2000 are shown as restricted cash in the accompanying consolidated balance sheet. The bank has the power to sell or pledge the notes receivable purchased at any time and the Company has no rights or obligation to repurchase of the notes receivable.

       Notes receivable sold under this arrangement meet the criteria for sale under SFAS No. 125 and, accordingly, are removed from the Company's balance sheet upon sale. At September 30, 2000, the Company had credit risk of $8,005 with respect to notes receivable that had been sold under the arrangement.


                                      F-14                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000


(6)    INVENTORIES

       Inventories consist of the following as of October 2, 1999 and September 30, 2000:


                                                       1999           2000
                                                   -------------  -------------
Raw materials and supplies                       $       61,340 $       60,367
Work in process                                          79,232         51,524
Finished goods                                           52,551         63,290
                                                   -------------  -------------
                                                 $      193,123 $      175,181
                                                   =============  =============

       In connection with the Acquisition, the Company assigned $27,700 of the purchase price to work in process and finished goods inventories in excess of their historical carrying value. Such amounts were charged to costs of goods sold in the five month period ended October 3, 1998.

       During the year ended September 30, 2000, management of the Company made the decision to reduce the number of its aerial work platform models manufactured. The decision, together with further rationalization of the Company's U.S. crane products, resulted in inventory write-downs of $12,500, which are included in costs of goods sold.


(7)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following as of October 2, 1999 and September 30, 2000:


                                                             1999           2000
                                                         -------------  -------------
Land and improvements                                  $        5,989 $        5,921
Buildings and improvements                                     68,690         68,586
Machinery and equipment                                        42,799         44,856
Equipment held for rent                                       105,099         55,258
Furniture and fixtures                                         30,149         30,236
Construction in progress                                          470          3,271
                                                         -------------  -------------
                                                              253,196        208,128

Less accumulated depreciation and amortization                 39,465         39,432
                                                         -------------  -------------
                                                       $      213,731 $      168,696
                                                         =============  =============

       Depreciation expense (including depreciation expense on equipment held for rent) for the seven months ended April 28, 1998, the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000 was $11,685, $12,522, $26,578 and $29,178, respectively.


                                      F-15                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000


(8)    GOODWILL

       Goodwill consists of the following as of October 2, 1999 and September 30, 2000:


                                                           1999           2000
                                                       -------------  -------------
Goodwill                                             $      280,153 $      214,529
Less accumulated amortization                                10,597         14,668
                                                       -------------  -------------
                                                     $      269,556 $      199,861
                                                       =============  =============

       During the fourth quarter of fiscal 2000, management of the Company adopted a plan, approved by the Management Committee, to reduce the size of its Manlift operations. Under the plan, the Company plans to sell the Delta Manlift subsidiary in France (see note 22) and will discontinue all sales, marketing and production of 34 Manlift models elsewhere in the world including Shady Grove, PA on or about December 31, 2000. In connection with the decision to reduce Manlift operations, the Company recognized a goodwill impairment charge of $53,351.


(9)    SHORT-TERM BORROWINGS

       The Company's German operation maintains a DM58,000 (approximately $28,000) credit facility available for discounting certain accounts receivable. As of October 2, 1999 and September 30, 2000, $19,108 and $20,967 were drawn against this facility. The interest rate charged on the outstanding borrowings was 3.75% and 7.20% at October 2, 1999 and September 30, 2000, respectively. This arrangement does not have a termination date and is reviewed periodically. No material commitment fees are required to be paid on the undrawn portion of the credit facility.


(10)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consist of the following as of October 2, 1999 and September 30, 2000:


                                                                                       1999           2000
                                                                                   -------------  -------------
Salaries, wages and benefits                                                     $       23,023 $       15,174
Warranty                                                                                 12,787         11,818
Deferred revenue associated with equipment held for rent, current                        14,882         12,589
Interest                                                                                  9,364          9,964
Sunderland, U.K. shut-down costs                                                            712             --
Other                                                                                    24,178         33,519
                                                                                   -------------  -------------
                                                                                 $       84,946 $       83,064
                                                                                   =============  =============


                                      F-16                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

(11)   LONG-TERM DEBT

       Long-term debt consists of the following as of October 2, 1999 and September 30, 2000:


                                                                                     1999            2000
                                                                                  ------------   --------------
Revolving credit facility                                                      $       10,000 $         35,000
Term loan facility                                                                    178,000          176,000
Senior subordinated notes                                                             225,000          225,000
Senior discount debentures                                                             58,892           65,890
                                                                                  ------------   --------------
                                                                                      471,892          501,890

Less current maturities                                                                12,000           37,000
                                                                                  ------------   --------------
                Long-term debt                                                 $      459,892 $        464,890
                                                                                  ============   ==============

       BANK CREDIT FACILITY -- The Company has a bank credit facility (the "Bank Credit Facility"), which consists of a $200,000 term loan facility ("Term Loan Facility") and a $66,250 revolving credit facility ("Revolving Credit Facility"). Subsequent to year end, in order to obtain modifications to certain financial covenants, the Company negotiated an amendment to the credit agreement which provided for (i) higher borrowing and facility fee rates, (ii) limitations on the amount of the revolving credit facility available for general operating purposes and (iii) a borrowing base. As amended, the Revolving Credit Facility enables the Company to obtain revolving credit loans for working capital and general corporate purposes of up to $66,250, subject to eligible amounts of receivable and inventories. Effective April 1, 2001, maximum borrowings under the Revolving Credit Facility will decline from $66,250 to $60,000. However, during a 14-day period ending April 16, 2001 and 5-day period ending April 23, 2001 borrowings under the Revolving Credit Facility will be limited to $40,000 and $35,0000, respectively. A portion of the Revolving Credit Facility is available for borrowings by the Company in the Eurocurrency markets of British pounds sterling, German marks, French francs and certain other currencies. The Company also pays a 0.75% fee on the unused portion of the Bank Credit Facility. The Bank Credit Facility contains various covenants that restrict the Company from taking various actions and that require the Company to achieve and maintain certain financial ratios. In addition, the modified covenants require the Company to achieve certain earnings targets on a quarterly basis through Fiscal 2001, including a requirement to achieve adjusted earnings before interest, taxes, depreciation and amortization
       ("Adjusted EBITDA"), as defined, of $20,000 for the six months ended March 31, 2001. (see note 24)

       Without the covenant modifications, the Company would not have been in compliance with certain of the financial covenants required by the Bank Credit Facility at September 30, 2000. Management has undertaken a number of initiatives to improve the Company's operating results. In the event that results do not improve, the Company may need to seek further modifications to the covenants. There can be no assurance the Company will obtain such modifications, if required.


                                      F-17                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       Furthermore, the credit agreement provides that at the Company's option, loans under the Bank Credit Facility bear interest (a) in the case of loans in U.S. dollars, at the highest of (x) 1/2 of 1% in excess of the Federal Funds Effective Rate (as defined in the Bank Credit Facility),
       (y) 1.0% in excess of a certificate of deposit rate and (z) the bank's prime rate, plus the applicable margin (as defined in the Bank Credit Facility), or (b) in the case of all loans, the relevant Eurocurrency Rate (as defined in the Bank Credit Facility) as determined by the Administrative Agent, plus the applicable margin. At September 30, 2000, borrowings of $35,000 were outstanding under the Revolving Credit Facility, bearing interest based on LIBOR plus an applicable margin of 3.0% (9.79% at September 30, 2000). The interest rate on borrowings under the Term Loan Facility at September 30, 2000 was based on LIBOR plus an applicable margin of 3.5% (10.29% at September 30, 2000). Following amendment of the Bank Credit Facility, the applicable margin on Eurocurrency Rate borrowings will be 4%, except for borrowings under the Revolving Credit Facility above $60 million where the applicable margin will be 5% and the applicable margin on all other rate based borrowings will be 3%, except for borrowings under the Revolving Credit Facility above $60 million where the applicable margin will be 4%. The average interest rate on borrowings under the Revolving Credit and Term Loan Facilities were 7.71% and 9.71%, respectively, for the years ended October 2, 1999 and September 30, 2000.

       The Term Loan Facility has a term of eight years and must be repaid in semi-annual installments in October and April of each fiscal year in an aggregate amount of (i) $2,000 through fiscal 2004, (ii) $88,000 during fiscal 2005 and (iii) the balance during fiscal 2006. The Revolving Credit Facility expires in April 2005. In connection with the amendment, if amounts outstanding under the Revolving Credit Facility are not paid in full by September 30, 2001, the company will be required to pay an exit fee of approximately $2.6 million upon final payment of amounts outstanding under the Revolving Credit Facility. The Company is required to make annual payments, in excess of the schedule principal payments, on the Term Loan Facility of up to 75% of the Company's "excess cash flow" as defined in the Bank Credit Facility. No payments were due with respect to this provision for the year ended September 30, 2000. In addition, the Bank Credit Facility requires mandatory prepayments upon the occurrence of certain events including the change of control of Holdings. At September 30, 2000, the Company had outstanding letters of credit of $5,300 and available borrowings under the Revolving Credit Facility, as amended, for general operating purposes of approximately $25,950.

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


                                      F-18                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

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

       The Indenture contains certain covenants that limit, among other things, the ability of the Company to (i) pay dividends, redeem capital stock or make certain other restricted payments, (ii) incur additional indebtedness or issue certain preferred equity interests, (iii) merge into or consolidate with certain other entities or sell all or substantially all of its assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. These restrictions could restrict the Company's subsidiaries from making distributions necessary to service the Senior Discount Debentures. Based on the Company's current level of operating results, these restrictions, and those included in the Bank Credit Facility, the Company would be prevented from making cash payments on the Senior Discount Debentures described below.

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


                                      F-19                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

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

       The estimated fair value of the Company's long-term debt at September 30, 2000 was approximately $235,000.

       Aggregate annual scheduled maturities of long-term debt are as follows:
       $2000 in 2001, $2,000 in 2002, $2,000 in 2003, $2,000 in 2004 and $88,000
       in 2005.


                                      F-20                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       INTEREST EXPENSE -- Interest income (expense), net consists of the following for the seven months ended April 28, 1998, the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000.


                                             PREDECESSOR                           COMPANY
                                            --------------     -----------------------------------------------------
                                              APRIL 28,         OCTOBER 3,         OCTOBER 2,       SEPTEMBER 30,
                                                1998               1998               1999              2000
                                            --------------     --------------    ---------------   ---------------
Interest expense                          $          (263)   $      (17,410)   $       (38,711)  $       (48,401)
Interest expense paid to Hanson                    (2,174)               --                 --                --
Accretion of interest on Senior
     Discount notes                                    --            (2,550)            (6,357)           (6,998)
Amortization of deferred financing
     costs                                             --              (790)            (2,069)           (2,105)
Interest income                                     3,485             2,215              4,563             6,607
                                            --------------     --------------    ---------------   ---------------
                                          $         1,048    $      (18,535)   $       (42,574)  $       (50,897)
                                            ==============     ==============    ===============   ===============

       The Company paid interest of $7,503, $39,254 and $48,430 for the five months ended October 3, 1998 and for the years ended October 2, 1999 and September 30, 2000, respectively.

       The Company has entered into an interest rate agreement with a major commercial bank to collar the interest rate on approximately $100,000 of the Company's floating rate borrowings for the three years ended September 2001. Under the agreement the Company will receive, on a $100,000 notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral (see note
       18).


(12)   OTHER LIABILITIES

       Other liabilities consist of the following as of October 2, 1999 and September 30, 2000:


                                                                                               1999         2000
                                                                                            -----------  -----------
Accrued liability for defined benefit pension plans                                       $     31,198 $     18,096
Accrued liability for postretirement benefit plan                                               31,696       33,023
Product liability                                                                               18,000       22,513
Other                                                                                            9,233       11,222
                                                                                            -----------  -----------
                                                                                          $     90,127 $     84,854
                                                                                            ===========  ===========


                                      F-21                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

(13)   EMPLOYEE BENEFIT PLANS

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


                                      F-22                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       The following tables provide reconciliations of the changes in benefit obligations and plan assets for the years ended October 2, 1999 and September 30, 2000 and the funded status of the plans as of October 2, 1999 and September 30, 2000


                                                                                                                  POST-
                                                                  PENSION BENEFITS                        RETIREMENT BENEFITS
                                                    ------------------------------------------    ----------------------------------
                                                         OCTOBER 2,              SEPTEMBER 30,         OCTOBER 2,      SEPTEMBER 30,
                                                            1999                  2000                 1999              2000
                                                    ---------------------   ------------------    ---------------   ----------------
Change in benefit obligation:
     Benefit obligation at beginning of period   $                61,811  $            56,358   $         28,367   $         28,013
     Service cost                                                  3,239                2,893              1,317                847
     Interest                                                      4,191                4,294              1,820              1,572
     Special termination benefits                                  1,347                   71              1,002                827
     Participant contributions                                        --                   --                 --                644
     Amendments                                                      204                1,452                 --                 --
     Actuarial (gain) loss                                        (9,811)              (5,018)            (3,757)            (8,557)
     Curtailment gain                                             (3,308)                  --                 --                 --
     Benefits paid                                                (1,315)              (1,146)              (736)            (1,770)
                                                    ---------------------   ------------------    ---------------   ----------------

                Benefit obligation at
                       end of period             $                56,358  $            58,904   $         28,013   $         21,576
                                                    =====================   ==================    ===============   ================

Change in plan assets:
     Fair value of plan assets at beginning
         of period                               $                44,438  $            52,684   $             --   $             --
     Actual return on plan assets                                  5,374                7,896                 --                 --
     Company contributions                                         4,187                4,934                736              1,126
     Participant contributions                                        --                   --                 --                644
     Benefits paid                                                (1,315)              (1,146)              (736)            (1,770)
                                                    ---------------------   ------------------    ---------------   ----------------

                Fair value of plan assets at
                       end of period             $                52,684  $            64,368   $             --   $             --
                                                    =====================   ==================    ===============   ================

Funded status                                    $                (3,674) $             5,464   $        (28,013)  $        (21,576)
Unrecognized actuarial gain (loss)                                (6,605)             (14,153)            (3,683)           (11,447)
Unrecognized prior service cost                                      204                1,482                 --                 --
                                                    ---------------------   ------------------    ---------------   ----------------
                Net amount recognized            $               (10,075) $            (7,207)  $        (31,696)  $        (33,023)
                                                    =====================   ==================    ===============   ================

Amounts recognized in consolidated
     balance sheets consists of:
         Accrued benefit liability               $               (10,075) $            (7,207)  $        (31,696)  $        (33,023)
         Accumulated other comprehensive
            income                                                    --                   --                 --                 --
                                                    ---------------------   ------------------    ---------------   ----------------
                Net amount recognized            $               (10,075) $            (7,207)  $        (31,696)  $        (33,023)
                                                    =====================   ==================    ===============   ================

Weighted average assumptions at balance
    sheet date:
         Discount rates                                            7.50%                8.00%              7.50%              8.00%
         Rate of return on assets                                 10.00%               10.00%                 --                 --
         Rate of compensations increases                           4.25%                4.25%                 --                 --


                                      F-23                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation for 1999 was 7.5% decreasing gradually over 18 years to an ultimate trend rate of 5.0%. The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation for 2000 was 8.25% decreasing gradually over 18 years to an ultimate trend rate of 5.0%. A one percentage point increase in the assumed health care cost rate for each year would increase the accumulated postretirement benefit obligation by approximately 13% as of September 30, 2000 and the net postretirement benefit costs by approximately 14% for the year ended September 30, 2000. A one percentage point decrease in the assumed health care cost rate for each year would decrease the accumulated postretirement benefit obligation by approximately 11% as of September 30, 2000 and the net postretirement benefit costs by approximately 12% for the year ended September 30, 2000.

       The components of the net periodic benefits costs for all U.S. defined benefit plans for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and the years ended October 2, 1999 and September 30, 2000 are summarized below:


                                    PENSION BENEFITS                                  POSTRETIREMENT BENEFITS
                    ------------------------------------------------    --------------------------------------------------
                     PREDECESSOR                 COMPANY                PREDECESSOR                   COMPANY
                    ------------    --------------------------------    ------------     ---------------------------------

                     APR. 28,       OCT. 3,      OCT. 2,    SEPT. 30,    APR. 28,        OCT. 3,      OCT. 2,   SEPT. 30,
                       1998          1998         1999       2000          1998           1998         1999       2000
                    ------------    --------     --------   --------    ------------     --------     --------  ----------
Service costs        $    1,542 $     1,322 $      3,239 $    2,893   $         622 $        511 $      1,317 $       847
Interest costs            2,163       1,621        4,191      4,294           1,096          725        1,820       1,572
Gain on plan
    curtailment              --          --       (3,308)        --              --           --           --          --
Special termination
    benefits                 --          --        1,347         --              --           --        1,002         827
Expected return on
    plan assets          (1,898)     (1,528)      (4,469)    (5,379)             --           --           --          --
Net amortization
    and deferral            465          --           --         99              74           --           --        (443)
                    ------------    --------     --------   --------    ------------     --------     --------  ----------
                     $    2,272 $     1,415 $      1,000 $    1,907   $       1,792 $      1,236 $      4,139 $     2,803
                    ============    ========     ========   ========    ============     ========     ========  ==========

       During the year ended October 2, 1999, in an effort to reduce operating costs at its Shady Grove Facility, the Company involuntarily terminated or offered special one-time early retirement benefits to approximately 220 employees. These actions, together with other voluntary terminations, resulted in a curtailment gain of $3,300 which was recognized in net periodic pension costs for the year ended October 2, 1999. Special early retirement benefits resulted in net periodic benefit costs of $2,300 and $827 for the years ended October 2, 1999 and September 30, 2000, respectively.


                                      F-24                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       The Company also sponsors defined benefit pension plans which cover substantially all of its foreign employees. The following tables provide reconciliations of the changes in benefit obligations and plan assets for the years ended October 2, 1999 and September 30, 2000 and the funded status of the plans as of October 2, 1999 and September 30, 2000.


                                                                                 OCTOBER 2,              SEPTEMBER 30,
                                                                                    1999                      2000
                                                                             -------------------        -----------------
Change in benefit obligation:
     Benefit obligation at beginning of period                             $             36,402       $           49,166
     Service cost                                                                         1,759                    1,097
     Interest                                                                             2,315                    2,475
     Actuarial (gain) loss                                                                7,959                  (7,450)
     Benefits paid                                                                      (1,271)                  (2,179)
     Impact of translation of foreign currency                                            2,002                  (5,587)
                                                                             -------------------        -----------------
                Benefit obligation at end of period                        $             49,166       $           37,522
                                                                             ===================        =================

Change in plan assets:
     Fair value of plan assets at beginning of period                      $             22,160       $           28,043
     Actual return on plan assets                                                         2,368                    1,852
     Company contributions                                                                5,272                    2,275
     Benefits paid                                                                      (1,271)                  (2,179)
     Impact of translation of foreign currency                                            (486)                  (3,358)
                                                                             -------------------        -----------------
                Fair value of plan assets at end of period                 $             28,043       $           26,633
                                                                             ===================        =================

Funded status                                                              $           (21,123)       $         (10,889)
Unrecognized actuarial loss                                                               7,968                      260
                                                                             -------------------        -----------------
                Net amount recognized                                      $           (13,155)       $         (10,629)
                                                                             ===================        =================

Amounts recognized in consolidated statements balance sheets consists of:
         Accrued benefit liability                                         $           (21,123)       $         (10,889)
         Accumulated other comprehensive income                                           7,968                      260
                                                                             -------------------        -----------------
                Net amount recognized                                      $           (13,155)       $         (10,629)
                                                                             ===================        =================

Weighted average assumptions at balance sheet date:
         Discount rates                                                         5.00% to 6.50%           6.00% to 6.50%
         Rate of return on assets                                                        6.00%                    7.00%
         Rate of compensation increases                                         2.25% to 3.75%           2.50% to 3.75%


                                      F-25                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       The components of the net periodic pension costs for all foreign defined benefit plans for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000 are summarized below:


                                                PREDECESSOR                         COMPANY
                                                ------------      --------------------------------------------------
                                                 APRIL 28,          OCTOBER 3,     OCTOBER 2,        SEPTEMBER 30,
                                                   1998              1998             1999              2000
                                                ------------      ------------    --------------    -------------
Service cost                                  $       1,169     $         927   $         1,759    $       1,040
Interest cost                                         1,289               933             2,280            2,332
Actual return on assets                                (904)             (667)           (2,182)          (1,735)
Net amortization and deferral                           536                --             1,626               --
                                                ------------      ------------    --------------    -------------
                                              $       2,090     $       1,193   $         3,483    $       1,637
                                                ============      ============    ==============    =============

       Assets of domestic and foreign defined benefit plans consist principally of investments in equity securities, debt securities, and cash equivalents.

       The Company also has a defined contribution plan covering substantially all of its U.S. employees. Eligible employees may contribute a portion of their base compensation to the plan and their contributions are matched by the Company at rates specified in the Plan documents. Contributions by the Company for the seven months ended April 28, 1998, the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000 were approximately $1,169, $835, $1,708 and $1,496, respectively.


(14)   MANAGEMENT OPTION AND SHARE APPRECIATION PLANS

       Investors has a management option plan whereby the Investor Management Committee can grant options to purchase equity units of Investors to key employees and management committee members of the Company at fair value. The options generally vest over a five-year period only upon the achievement of certain earnings targets. During the five months ended October 3, 1998 and the years ended October 2, 1999 and September 30, 2000, Investors granted options to employees and management committee members to purchase 2,700, 1,237.5 and 1,565 Class A units of Investors. Options granted in 1998 and 1999 had an exercise price or 1,000 dollars. Options granted in 2000 had an exercise price of 500 dollars. Options generally expire ten years from the date of grant. During the year ended September 30, 2000 options totaling 2,025 were forfeited. At September 30, 2000 options totaling 1,912.5, with an exercise price of 1,000 dollars, and options totaling 1,565, with an exercise price of 500 dollars, were outstanding. No options are currently vested. Assuming an option life of six years, a risk free rate of 5.5% and no dividend or volatility rates, the estimated fair value of the options would not exceed 275 dollars for options granted in 1998 and 1999 and 140 dollars for options granted in 2000. Had the Company accounted for options in accordance with the provisions of SFAS No. 123, compensation expense with respect to options granted during the five months ended October 3, 1998 and the years ended October 2, 1999 and September 30, 2000 would have been immaterial.


                                      F-26                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       During fiscal 1999, Investors adopted a Phantom Share Appreciation Rights
       (PSAR) Plan for the purpose of (i) attracting and retaining exceptional employees and (ii) enabling such individuals to participate in the long-term growth of the Company. Under this plan, key employees are granted equity appreciation rights (PSAR). Upon the occurrence of a "realization event", generally a change of control, as defined, the holder of the PSAR is paid an amount equal to the fair value of the PSAR over its initial grant price, plus the cumulative dividends paid by the Company since the date of grant. Rights cannot be assigned, sold or transferred and generally vest over a five-year period assuming achievement of certain earnings targets. Rights vest immediately if a realization event occurs. If the employee is terminated due to death, disability, or without cause, the vested portion of the PSAR remains effective and the non-vested portion is canceled. If the employee is terminated for any other reason, the entire PSAR is canceled. The committee that administers the plan has the right to equitably adjust the number of shares, grant price or make cash payments if it determines that some event has affected the value of the PSAR's to the employees. The committee is currently authorized to grant up to 22,000 rights which is the equivalent of approximately a 1% equity interest in Investors. The committee also has the ability to designate any other event or time other than a change of control as a realization event. The plan expires after ten years unless specifically amended.

       During the years ended October 2, 1999 and September 30, 2000, the Company granted 15,640 and 2,403 rights, respectively, with an exercise price of 37.5 dollars per right (except for 1,333 rights which have an exercise price of zero). During the year ended September 30, 2000 rights totaling 2,334 were forfeited. Since inception of the plan the Company has not achieved earnings targets, however, in 1999 the committee authorized vesting of 20% of the then outstanding rights. At September 30, 2000, rights totaling 15,709 were outstanding of which 4,998 rights, with an exercise price of 37.5 dollars, were vested. The Company has not recognized any compensation expense with respect to the vesting since the estimated fair value of the underlying equity interest is less than the exercise price.


(15)   INCOME TAXES

       A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the years ended October 2, 1999 and September 30, 2000.

       The provision for income taxes following the Acquisition, will be limited to foreign taxes with respect to earnings of the Company's foreign subsidiaries and U.S. state and local taxes with respect to the earnings of the Company's truck-mounted crane business.


                                      F-27                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

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

       Domestic and foreign income (loss) before income taxes were as follows for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000:


                                           PREDECESSOR                           COMPANY
                                          ---------------    -----------------------------------------------
                                            APRIL 28,          OCTOBER 3,       OCTOBER 2,     SEPTEMBER 30,
                                               1998             1998             1999             2000
                                          ---------------    ------------    --------------   --------------
United States                           $         30,446   $    (12,143)   $      (33,588)  $     (107,423)
Other countries                                 (19,100)        (13,184)             (526)            3,554
                                          ---------------    ------------    --------------   --------------
                                        $         11,346   $    (25,327)   $      (34,114)  $     (103,869)
                                          ===============    ============    ==============   ==============

       The provision (benefit) for income taxes consisted of the following for the seven months ended April 28, 1998, for the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000:


                                          PREDECESSOR                           COMPANY
                                        --------------     --------------------------------------------------
                                          APRIL 28,           OCTOBER 3,        OCTOBER 2,      SEPTEMBER 30,
                                            1998               1998              1999             2000
                                        --------------     --------------    --------------   --------------
Current:
     United States, state and
         local                       $          9,383   $          2,958    $        1,110  $          2,064
     Other countries                               --                130             1,745             4,495
                                        --------------     --------------    --------------   --------------
                                                9,383              3,088             2,855             6,559
                                        --------------     --------------    --------------   --------------
Deferred:
     United States, state and
         local                                  2,358             (1,551)            1,702               469
     Other countries                               --              2,800               978              (773)
                                        --------------     --------------    --------------   --------------
                                                2,358              1,249             2,680              (304)
                                        --------------     --------------    --------------   --------------
                                     $         11,741   $          4,337    $        5,535  $          6,255
                                        ==============     ==============    ==============   ==============

       The Company paid income taxes of $272, $2,925 and $4,086 for the five months ended October 3, 1998 and for the years ended October 2, 1999 and September 30, 2000, respectively.


                                      F-28                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       Significant components of the Company's deferred tax liability are as follows as of October 2, 1999 and September 30, 2000:


                                                         1999         2000
                                                       ----------   ----------
Allowance for doubtful accounts                     $        104 $        141
Inventory reserves                                           369          184
Accrued expenses                                           3,088        2,944
Accumulated depreciation                                  (4,000)      (3,370)
Other                                                         64           30
                                                       ----------   ----------
                Total deferred tax liability        $       (375)$        (71)
                                                       ==========   ==========

       Income taxes for the years ended October 2, 1999 and September 30, 2000 relate principally to the Company's subsidiary in Waverly, Nebraska, which is incorporated as a C-corporation, and the Company's German subsidiary.


(16)   RESTRUCTURING

       In fiscal 2000, the Company adopted and executed restructuring plans that resulted in the termination of approximately 470 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $8,757. As of September 30, 2000, the Company has paid $4,747 and expects to pay the remainder of the amount accrued through October 2001 in accordance with separation agreements.

       In October and November 2000, the Company terminated approximately 220 employees pursuant to the restructuring plans. The terminations will result in an additional charge of $1.6 million in fiscal 2001.


                                      F-29                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

(17)   LEASES

       The Company and its subsidiaries lease office space, machinery and other equipment under noncancelable operating and capital leases with varying terms, some of which contain renewal and/or purchase options.

       The following is a schedule of future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year:


                                                                                    OPERATING        CAPITAL
                                                                                  ------------      ---------
2001                                                                             $        3,175 $         954
2002                                                                                      1,633           839
2003                                                                                        737           760
2004                                                                                        399           558
2005                                                                                         54           572
Thereafter                                                                                   --           157
                                                                                    ------------    ----------
                Future minimum lease payments                                    $        5,998         3,840
                                                                                    ============

Less portion representing interest                                                                        448

Less current portion of capital lease obligations                                                         784
                                                                                                    ----------

                Long-term portion of capital lease obligations                                  $       2,608
                                                                                                    ==========

       Rental expense associated with operating leases was approximately $2,496, $1,795, $4,977 and $5,905 for the seven months ended April 28, 1998, the five months ended October 3, 1998 and years ended October 2, 1999 and September 30, 2000, respectively. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other property and equipment.


(18)   DERIVATIVE FINANCIAL INSTRUMENTS

       On October 3, 1999 and July 2, 2000, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES (AN AMENDMENT TO SFAS NO. 133), respectively. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The impact of adoption of SFAS No. 133 of $302 is presented as the cumulative effect of a change in accounting principle in the consolidated statement of operations. There was no impact from the adoption of SFAS No. 138.


                                      F-30                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000


       A summary of the Company's hedging strategies and outstanding derivative instruments are as follows:

       (a)    INTEREST RATE RISK

              The Company assesses interest rate cash flow risk by monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. At September 30, 2000, the Company has approximately $211 million of variable rate borrowings under its bank credit facility. Management believes it prudent to limit the variability of its interest payments. To meet this objective, the Company has an interest rate collar arrangement with a multinational bank to limit its exposure to rising interest rates on $100 million of its variable rate bank borrowings. Under the agreement the Company will receive, on a $100 million notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral.

              The estimated fair value (unrecognized gain) of the interest rate collar at October 3, 1999 and September 30, 2000 was $302 and $203, respectively. Management has concluded that the interest rate collar was ineffective as of October 3, 1999 and throughout the period ended September 30, 2000. Accordingly, the Company has recognized $99 as other loss and $302 as the cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended September 30, 2000.

       (b)    FOREIGN CURRENCY RISK

              The Company has foreign operations in the U.K., France, Germany and Australia. Therefore its earnings, cash flows and financial position are exposed to foreign currency risk. In addition, the U.S. company regularly purchases mobile hydraulic cranes from its German factory to meet the demand of its U.S. customers. In order to maintain profit margins the Company will purchase forward currency contracts and options at date of commitment to hedge Deutsche mark payment obligations. At September 30, 2000, the Company had $15.5 million in outstanding forward contracts to purchase Deutsche marks with gross unrealized losses of approximately $1.7 million. Each of the contracts are expected to settle within 90 days and have been accounted for as hedges under SFAS 133. Of the unrealized losses at September 30, 2000, $992 has been included in the determination of other comprehensive loss for those forward contracts related to forecasted transactions or completed transactions whereby the cranes are still in inventory at September 30, 2000. The remaining unrealized losses at September 30, 2000, which relates to hedges of Deutsche Mark payable obligations, were included in earnings for the period. The amount in other comprehensive loss will be realized in earnings upon completion of the sale of the related inventory.


                                      F-31                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

(19)   OTHER COMMITMENTS AND CONTINGENCIES

       LEGAL -- The Company is involved in various lawsuits and administrative proceedings arising in the ordinary course of business. These matters primarily involve claims for damages arising out of the use of the Company's products as well as employment matters and commercial disputes. Some of these lawsuits include claims for punitive as well as compensatory damages. The Company is insured for product liability and workers' compensation claims for amounts in excess of established deductibles and accrues for the estimated liability up to the limits of the deductibles. The Company accrues for all other claims and lawsuits on a case-by-case basis. The Company's estimate of the undiscounted costs associated with legal and environmental exposures is accrued if, in management's judgment, the likelihood of a loss is probable. The Company's policy is to also accrue the probable legal costs to be incurred in defending the Company against such claims. The Company has followed this policy during each of the periods in the three-year period ended September 30, 2000, with respect to all investigations, claims and litigation. Insurance recoveries for environmental and certain general liability claims are not recognized until realized.

       In the opinion of management, while the ultimate results of lawsuits or other proceedings against the Company cannot be predicted with certainty, the amounts accrued for awards or assessments in connection with these matters are adequate and, accordingly, management believes that the ultimate resolution of these matters will not have a material effect on the Company. As of September 30, 2000, the Company had no known probable but inestimable exposures that could have a material effect on the Company.

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


                                      F-32                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

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

       OTHER -- The Company provides guarantees of residual value to third party financing companies in support of certain customers' financing arrangements. These guarantees generally are only exercisable should the Company's customer default on their financing agreements. The Company has not and does not expect to incur losses under these guarantees. Exercises of these guarantees have not been significant for the periods in the three years ended September 30, 2000. Aggregate residual value guarantees were approximately $63,200 at September 30, 2000.


(20)   TRANSACTIONS WITH RELATED PARTIES

       The Company made advances to Investors of $3,270 and $844, respectively, during the five months ended October 3, 1998 and year ended October 2, 1999. Such amounts included loans to the Company's executive officers to purchase certain equity interest in Investors and transactions costs incurred to consummate the Acquisition and related financing. Such amounts have been accounted for as a reduction of member's equity. Repayments from Investors to the Company were $593 for the year ended September 30, 2000.

       The Company engaged a consulting group controlled by one of Investor's minority owners, to help the Company develop and achieve its business plan. For the five months ended October 3, 1998 and the years ended October 2, 1999 and September 30, 2000, the consulting group was paid approximately $2,700, $6,800 and $900, respectively, for services rendered. The agreement expired on December 31, 2000.


(21)   SEGMENT INFORMATION

       The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. Through fiscal 2000, the Company marketed its products through three operating divisions: Grove Crane, Grove Manlift and National Crane. Grove Crane manufactures mobile hydraulic cranes in its Shady Grove, Pennsylvania and Wilhelmshaven, Germany manufacturing facilities. Grove Manlift manufactures aerial work platforms in its Shady Grove, Pennsylvania and Tonneins, France manufacturing facilities. National Crane manufactures truck-mounted cranes in its Waverly, Nebraska manufacturing facility.


                                      F-33                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                     October 2, 1999 and September 30, 2000

       The Company plans to significantly reduce its Manlift operations through the sale of Delta Manlift and a significant reduction in the number of aerial work platforms manufactured. Manlift will continue to provide full support for the installed base through parts and service, including discontinued models, and to manufacture six models of boom Manlifts. In order to take advantage of synergies in fiscal 2001, the Company will merge Manlift's production, engineering and sales and marketing functions with those of Grove Crane.

       The accounting policies for the three operating business segments are the same as those described in the summary of significant accounting policies in note 4. Operating information for each of the three operating divisions is as follows:


                                                                                       CORPORATE,
                                              GROVE         GROVE        NATIONAL     ELIMINATIONS
                                              CRANE        MANLIFT         CRANE       AND OTHER        TOTAL
                                           ------------  -------------  ------------  ------------   ------------
For the seven months ended
    April 28, 1998:
      Net sales                          $     316,844 $      119,376 $      50,048 $         (13) $     486,255
      Depreciation and amortization              9,983            517           899            --         11,399
      Income (loss) from operations             12,868          3,943         7,680        (4,669)        19,822
      Capital expenditures                      16,740          1,513         1,268            --         19,521

As of and for the five months ended
    October 3, 1998:
      Net sales                          $     271,447 $       90,633 $      39,173 $        (245) $     401,008
      Depreciation and amortization              4,623            127           372         3,091          8,213
      Income (loss) from operations              5,622          1,582         6,560       (16,938)        (3,174)
      Total assets                             490,278         62,910        45,428       313,814        912,430
      Capital expenditures                       6,376            351           503            --          7,230

As of and for the year ended
    October 2, 1999:
      Net sales                          $     545,062 $      167,812 $      81,299 $        (389) $     793,784
      Depreciation and amortization             10,407            348           902         6,880         18,537
      Income (loss) from operations             44,381            679        11,694       (40,556)        16,198
      Total assets                             472,949         59,742        41,818       288,864        863,373
      Capital expenditures                       8,359            277           769            --          9,405

As of and for the year ended
    September 30, 2000:
      Net sales                          $     596,820 $      158,561 $      95,263 $         (82) $     850,562
      Depreciation and amortization             11,742            437         1,001         7,029         20,209
      Goodwill impairment charge                    --             --            --        53,351         53,351
      Income (loss) from operations             43,880       (22,691)        12,936       (86,061)       (51,936)
      Total assets                             396,435         62,736        41,258       227,376        727,805
      Capital expenditures                       7,540            513           722            --          8,775


                                      F-34                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                       October 2, 1999 and September 30, 2000


       Corporate, eliminations and other consist principally of corporate expenses and assets, goodwill and intercompany eliminations. Depreciation and amortization excludes depreciation of equipment held for rent. For fiscal 1999 and 2000, the Company allocates certain assets and expenses between operating divisions differently than for prior periods. Accordingly, such information is not comparable.

       Information with respect to the Company's domestic and foreign operations is as follows for the seven months ended April 28, 1998, and as of and for the five months ended October 3, 1998 and the years ended October 2, 1999 and September 30, 2000:


                                        PREDECESSOR                             COMPANY
                                      ----------------     ------------------------------------------------------
                                         APRIL 28,          OCTOBER 3,         OCTOBER 2,        SEPTEMBER 30,
                                           1998                1998               1999              2000
                                      ----------------     --------------    ---------------   ----------------
Net sales:
     Generated by domestic
         operations                 $         362,866   $        314,291   $        575,682  $         619,768
     Generated by foreign
         operations                           168,842            126,359            319,008            372,596
     Elimination of intercompany
         sales                                (45,453)           (39,642)          (100,906)          (141,802)
                                      ----------------     --------------    ---------------   ----------------
                                    $         486,255   $        401,008   $        793,784  $         850,562
                                      ================     ==============    ===============   ================

Property, plant and equipment:
     Held by domestic operations                        $        112,522   $        113,348  $         106,488
     Held by foreign operations                                   94,653            100,383             62,208
                                                           --------------    ---------------   ----------------
                                                        $        207,175   $        213,731  $         168,696
                                                           ==============    ===============   ================

(22)   NET ASSETS OF SUBSIDIARY HELD FOR SALE

       The Company plans to sell its Delta Manlift subsidiary in Tonneins, France. Net proceeds from the sale after payment of income taxes will be used to retire amounts outstanding under the Bank Credit Facility. The sale, which is expected to result in a gain, is expected to be completed in the second quarter of fiscal 2001. The net assets of Delta Manlift are presented as net assets of subsidiary held for sale in the accompanying consolidated financial statements. The total assets and total liabilities of Delta Manlift at September 30, 2000 were $7,688 and $4,380, respectively.


                                      F-35                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES

             Notes to Combined and Consolidated Financial Statements
                            (in thousands of dollars)

                      October 2, 1999 and September 30, 2000

(23)   GROVE HOLDINGS CAPITAL, INC.

       The Company formed Grove Holdings Capital, Inc. as a direct wholly owned subsidiary to act as a co-issuer of the Senior Discount Debentures (see note 11). At September 30, 2000, Grove Holdings Capital, Inc. had one hundred dollars in cash and total assets, and no current or long-term liabilities other than is contingent co-obligation with respect to the Senior Discount Debentures. For the years ended October 2, 1999 and September 30, 2000, Grove Holdings Capital, Inc. had no income or loss and no revenues. Grove Holdings Capital, Inc. has no subsidiaries, no operations and is prohibited from engaging in any business activities.

(24)   Subsequent Event

       Effective January 12, 2001, the Company obtained further amendment of a covenant in its Bank Credit Facility, whereby the minimum Adjusted EBITDA, as defined, required for the six-month period ended March 31, 2001, was reduced to $16,500 (see Note 11). The amendment will be null and void in the event the Company receives an audit report on its consolidated financial statements as of and for the year ended September 30, 2000 with a qualification or explanatory paragraph related to its ability to continue as a going concern.


                                      F-36                           (Continued)

                       GROVE HOLDINGS LLC AND SUBSIDIARIES            SCHEDULE I

                Condensed Financial Information of the Registrant

 Condensed Consolidated Balance Sheets-- October 2, 1999 and September 30, 2000


                                                                                1999            2000
                                                                             ------------   --------------
                                     ASSETS

Investment in subsidiaries                                                $      104,568 $             --
Other assets                                                                       1,886            1,670
                                                                             ------------   --------------
                                                                          $      106,454 $          1,670
                                                                             ============   ==============

                    LIABILITIES AND MEMBERS' EQUITY (DEFICIT)

Long-term debt                                                            $       58,892 $         65,890
                                                                             ------------   --------------

Members' equity (deficit):
     Invested capital                                                            115,886          116,479
     Accumulated deficit                                                         (58,659)        (156,781)
     Accumulated other comprehensive loss                                         (9,665)         (23,918)
                                                                             ------------   --------------
                                                                                  47,562          (64,220)
                                                                             ------------   --------------
                                                                          $      106,454 $          1,670
                                                                             ============   ==============
                                                                                               (Continued)
Note:   For purposes of this schedule, the investments are accounted for under the equity method.  The investments have not been reduced below zero.


                Condensed Financial Information of the Registrant

     Condensed Consolidated Statements of Operations and Comprehensive Loss

    For the five months ended October 3, 1998 and the years ended October 2,
                           1999 and September 30, 2000


                                                                                 1998           1999           2000
                                                                             -------------  -------------  --------------
Interest expenses                                                         $        (2,619)        (6,554)         (7,195)
Other expenses                                                                         --             (9)            (32)
Net loss of subsidiaries                                                          (23,981)       (25,496)        (90,895)
                                                                             -------------  -------------  --------------
                Net loss                                                          (26,600)       (32,059)        (98,122)

Other comprehensive income (loss)                                                   5,282        (14,947)        (14,253)
                                                                             -------------  -------------  --------------
                Comprehensive loss                                        $       (21,318)       (47,006)       (112,375)
                                                                             =============  =============  ==============

                                                                                                              (Continued)
Note:   For purposes of this schedule, the investments are accounted for under the equity method.  The investments have not been reduced below zero.


                Condensed Financial Information of the Registrant

                 Condensed Consolidated Statement of Cash Flows

    For the five months ended October 3, 1998 and the years ended October 2,
                           1999 and September 30, 2000


                                                                                 1998           1999           2000
                                                                             -------------  -------------  -------------
Cash flow from operating activities:                                      $      (26,600)       (32,059)       (98,122)
     Net loss
     Adjustments to reconcile net loss to net cash provided by operating activities:
            Amortization of deferred financing costs                                   68            197            196
            Accrued interest on Senior Discount Debentures                          2,550          6,357          6,998
            Net loss of subsidiaries                                               23,981         25,496         90,895
            Other changes                                                           3,650            853          (560)
                                                                             -------------  -------------  -------------
                Net cash provided by operating activities                           3,649            844          (593)

Cash used for investing activities-- investement in subsidiaries                 (168,209)            --             --
                                                                             -------------  -------------  -------------
                Net cash used in investing activities                            (168,209)            --             --
                                                                             -------------  -------------  -------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                      49,985             --             --
     Equity investment from Grove Investors LLC                                   120,000             --             --
     Advances to Grove Investors LLC                                               (3,270)          (844)           593
     Deferred financing costs                                                      (2,155)            --             --
                                                                             -------------  -------------  -------------
                Net cash provided by financing activities                         164,560           (844)           593
                                                                             -------------  -------------  -------------
                Net change in cash and cash equivalents                                --             --             --

Cash and cash equivalents at beginning of period                                       --             --             --
                                                                             -------------  -------------  -------------
Cash and cash equivalents at end of period                                $            --             --             --
                                                                             =============  =============  =============

                       GROVE HOLDINGS LLC AND SUBSIDIARIES           SCHEDULE II

                        Valuation and Qualifying Accounts


                                                 BALANCE AT       CHARGED TO      CHARGED                           BALANCE
                                                 BEGINNING        COSTS AND       TO OTHER          DEDUCTIONS      AT END
                                                   OF YEAR        EXPENSES        ACCOUNTS (a)        (b)           OF YEAR
                                                --------------  -------------   --------------------------------  -------------
Allowance for doubtful accounts
      (in thousands):
          Seven months ended April 28, 1998    $        2,717 $          880 $           12 $               146 $        3,463
          Five months ended October 3, 1998             3,463            290            121                 799          3,075
          Year ended October 2, 1999                    3,075            552             31                 563          3,095
          Year ended September 30, 2000                 3,095          5,519           (534)              3,023          5,057

(a)   Impact of exchange rates
(b)   Write-offs